Form 10QSB
period 1995-09-30
TERRITORIAL RESOURCES INC
filed 1995-11-13
CIK 319770

                             FORM 10-QSB


                 SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D. C. 20549

(MARK ONE)
            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   [X]          SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1995

                                  OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   [ ]        SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM            TO

                     COMMISSION FILE NO. 0-9617




                     TERRITORIAL RESOURCES, INC.
                 (FORMERLY EGRET ENERGY CORPORATION)
  (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)


                STATE OF COLORADO                       84-0821158
        (STATE OR OTHER JURISDICTION OF              (I.R.S. EMPLOYER
         INCORPORATION OR ORGANIZATION)            IDENTIFICATION NUMBER)


                       1300 MAIN STREET, SUITE 1840
                           HOUSTON, TEXAS  77002
            (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)


     REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: 713/658-0850

        CHECK WHETHER THE ISSUER: (1) FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE EXCHANGE ACT DURING THE PAST 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES X NO ____

        AS OF OCTOBER 24, 1995, THE ISSUER HAD 20,570,656 SHARES OF COMMON STOCK ISSUED AND OUTSTANDING.



        TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT       YES __    NO X

                       PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS
------    --------------------


                        TERRITORIAL RESOURCES, INC.
                       Income Statements - Unaudited
                        September 30, 1995 and 1994
                                 ($1,000)

                                         THREE MONTHS ENDED SEPTEMBER 30,
                                         --------------------------------
                                           1995                   1994
                                           ----                   ----
REVENUES:



     Oil & Gas Sales                    $         5          $        12
     Other Income                                 1                    -
                                        -----------          -----------
          Total Revenues                          6                   12
                                        -----------          ------------
COSTS AND EXPENSES:

     Production Costs                             -                    1
     Depreciation, Depletion
        and Amortization                          6                    9
     General and Administrative                  11                   20
                                        -----------          -----------
          Total Costs & Expenses                 17                   30
                                        -----------          -----------
NET INCOME (LOSS) BEFORE INCOME TAXES           (11)                 (18)
                                        -----------          -----------
     Income Tax Provision                         -                    -
                                        -----------          -----------
NET INCOME (LOSS)                       $       (11)         $       (18)
                                        -----------          -----------
                                        -----------          -----------
Average Common Shares Outstanding:

     Primary                             20,570,656           12,374,778
     Assuming full dilution              22,570,656           12,374,778


Net Income (Loss) per Common Shares:

     Primary                            $     (.001)          $    (.002)
     Assuming full dilution                   (.001)               (.002)

See notes to condensed financial statements.

                        TERRITORIAL RESOURCES, INC.
                       Income Statements - Unaudited
                        September 30, 1995 and 1994
                                 ($1,000)

                                          SIX MONTHS ENDED SEPTEMBER 30,
                                         --------------------------------
                                           1995                  1994
                                           ----                  ----
REVENUES:
     Oil & Gas Sales                    $        13          $        48
     Other Income                                 1                    -
                                        -----------          -----------
          Total Revenues                         14                   48
                                        -----------          -----------
COSTS AND EXPENSES:


     Production Costs                             1                   22
     Depreciation, Depletion
        and Amortization                         12                   17
     General and Administrative                  24                   42
                                        -----------          -----------
          Total Costs & Expenses                 37                   81
                                        -----------          -----------
NET INCOME (LOSS) BEFORE INCOME TAXES           (23)                 (33)
                                        -----------          -----------
     Income Tax Provision                         -                    -
                                        -----------          -----------
NET INCOME (LOSS)                       $       (23)         $       (33)
                                        -----------          -----------
                                        -----------          -----------
Average Common Shares Outstanding:

     Primary                             20,570,656           12,056,959
     Assuming full dilution              22,570,656           12,056,959

Net Income (Loss) per Common Shares:

     Primary                            $    (.001)          $    (.003)
     Assuming full dilution                  (.001)               (.003)

See notes to condensed financial statements.

                        TERRITORIAL RESOURCES, INC.
                              Balance Sheets
                                  Assets
                                 ($1,000)

                                           UNAUDITED
                                           SEPTEMBER             MARCH
                                           30, 1995            31, 1995
                                           ----------          --------
CURRENT ASSETS:

     Cash                                  $    50              $    50
     Accounts Receivable:
       Oil and Gas Sales                         2                   17
       Other                                     2                    5
     Prepaids                                    3                    -
                                           -------              -------
          Total Current Assets                  57                   72
                                           -------              -------
NOTE RECEIVABLE                                 10                    -
                                           -------              -------
INVESTMENT IN SOCO TAMTSAG
     MONGOLIA, INC.                            130                  128
                                           -------              -------
PROPERTY AND EQUIPMENT, AT COST:

     Oil and Gas (full cost accounting)      7,946                7,975

     Less:  Accumulated depreciation,
             depletion & amortization       (7,778)              (7,766)
                                           -------              -------
          Total Property & Equipment           168                  209
                                           -------              -------
TOTAL ASSETS                               $   365              $   409
                                           -------              -------
                                           -------              -------

See notes to condensed financial statements.

                        TERRITORIAL RESOURCES, INC.
                              Balance Sheets
                   Liabilities and Stockholders' Equity
                                 ($1,000)

                                             UNAUDITED
                                            SEPTEMBER 30        MARCH
                                                1995           31, 1995
                                            ------------       --------
CURRENT LIABILITIES:

     Accounts payable                          $     1              19
     Accrued liabilities and other                   1               4
                                               -------         -------
          Total Current Liabilities                  2              23
                                               -------         -------
          Total Liabilities                          2              23
                                               -------         -------
STOCKHOLDERS' EQUITY:

     Common stock, no par value, $.001
       stated value; 30,000,000 shares
       authorized; 20,576,112 and 11,791,112
       shares issued at September 30, 1995
       and March 31, 1995, respectively             21              12
     Stock subscriptions to acquire
       8,785,008 shares of common stock              -               9
     Additional paid-in capital                  3,854           3,853
     Accumulated deficit, $5,121 deficit
       eliminated in quasi-reorganization
       effective March 31, 1986                 (3,495)         (3,471)
     Treasury stock, 5,456 shares, at cost         (17)            (17)
                                               -------         -------
     TOTAL STOCKHOLDERS' EQUITY                    363             386
                                               -------         -------
TOTAL LIABILITIES AND STOCKHOLDERS'
          EQUITY                               $   365         $   409
                                               -------         -------
                                               -------         -------

See notes to condensed financial statements.

                        TERRITORIAL RESOURCES, INC.
                   Statements of Cash Flows - Unaudited
          For the Three Months Ended September 30, 1995 and 1994
                                 ($1,000)

                                             THREE MONTHS ENDED SEPTEMBER 30,
                                             --------------------------------
                                                   1995              1994
                                                  ------            ------
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net income (loss)                                $(11)           $(18)
   Adjustments to reconcile net income to
      cash provided (used) by operations:
         Depreciation, depletion and
          amortization                                 6               9
         Changes in operating assets
            and liabilities:
             Accounts receivable                       2              17
             Prepaid Expenses                          -               -
             Accounts payable                         (3)              3
             Current maturity of long-term debt        -             (48)
             Accrued liabilities                      (1)             (6)
                                                  -------         -------
   Cash provided by (used in) operations              (7)            (43)
                                                  -------         -------
CASH FLOW FROM INVESTMENT ACTIVITIES:

     Investment in SOCO TAMTSAG MONGOLIA, INC.        (3)             (5)
     Proceeds from sales of property                  23               -
                                                 -------         -------
     Cash provided from investment activities         20              (5)
                                                 -------         -------
CASH FLOW FROM FINANCING ACTIVITIES:

     Repayment of Debt                                -               -
     Advances from affiliate                          -               -
     Note receivable advances                       (10)              -
     Issuance of common stock                         -              48
     Other                                            -               -
                                                -------         -------
     Cash provided by (used in)
        financing activities                        (10)             48
                                                -------         -------
     Change in cash balance                           3               0
                                                -------         -------
     Cash balance - beginning                        47              32
                                                -------         -------
     Cash balance - ending                          $50             $32
                                                -------         -------
                                                -------         -------

See notes to condensed financial statements.

                        TERRITORIAL RESOURCES, INC.
                   Statements of Cash Flows - Unaudited
           For the Six Months Ended September 30, 1995 and 1994
                                 ($1,000)

                                               SIX MONTHS ENDED SEPTEMBER 30,
                                               ------------------------------
                                                  1995                1994
                                                  ----                ----
CASH FLOWS FROM OPERATING ACTIVITIES:


  Net income (loss)                             $(23)              $(33)
  Adjustments to reconcile net income to
     cash provided (used) by operations:
        Depreciation, depletion and
         amortization                             12                 17
        Changes in operating assets
         and liabilities:
            Accounts receivable                   18                  6
            Prepaid Expenses                      (3)                 -
            Accounts payable                     (18)                 -
            Current maturity of long-term debt     -                (48)
            Accrued liabilities                   (3)                 -
                                              -------           -------
     Cash provided by (used in) operations       (17)               (58)
                                              -------           -------
CASH FLOW FROM INVESTMENT ACTIVITIES:

   Investment in SOCO TAMTSAG MONGOLIA, INC.      (2)                (5)
   Proceeds from sales of property                29                 46
                                              -------           -------
   Cash provided from investment activities       27                 41
                                              -------           -------
CASH FLOW FROM FINANCING ACTIVITIES:

     Repayment of Debt                             -                  -
     Advances from affiliate                       -                  -
     Note receivable advances                    (10)                 -
     Issuance of common stock                      -                 48
     Other                                         -                  -
                                              -------           -------
     Cash provided by (used in)
        financing activities                     (10)                48
                                              -------           -------
     Change in cash balance                        -                 31
                                              -------           -------
     Cash balance - beginning                     50                  1
                                              -------           -------
     Cash balance - ending                      $ 50               $ 32
                                              -------           -------
                                              -------           -------

See notes to condensed financial statements.

                        TERRITORIAL RESOURCES, INC.
                  Notes to Condensed Financial Statements
                      September 30, 1995 (Unaudited)

(1) The information presented in this report on Form 10-QSB is condensed from what would appear in annual financial statements. Accordingly, the financial statements included herein should be read in conjunction with the consolidated financial statements and notes thereto contained in the Territorial Resources, Inc., March 31, 1995 Form 10-KSB.

(2) The results for the interim period are not necessarily indicative of results to be expected of the Company for the fiscal year ended March 31, 1996, due to seasonal or other factors. The Company believes that the interim period reports filed on Form 10-Q are representative of its financial position, changes in financial position and results of operations for the periods covered thereby.

(3) There is no provision for income taxes for the three month period ended September 30, 1995.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
------    -------------------------------------------------
          CONDITION AND RESULTS OF OPERATIONS
          -----------------------------------
Results of Operations

     Oil and gas revenue and production costs for the quarter ending September 30, 1995, decreased due to declining production and the sale of reserves in place. These reserve sales are part of the Company's overall strategy of liquidating most of its domestic properties while focusing on foreign opportunities, primarily in Mongolia.


     General and administrative expenses have remained consistently lower than previous years due to cut backs in officers' salaries and contract expenses.

                        PART II. OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
------    --------------------------------
(a)       Exhibit 27. Financial Data Schedule

(b) The Company did not file any reports on Form 8-K during the quarter for which this report is filed.

                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               TERRITORIAL RESOURCES, INC.



Dated:   November 8, 1995      By: /s/ BRIAN LINGARD
                                  __________________________________________
                                       Brian Lingard
                                       President and Chief Financial Officer