Form 10QSB
period 1995-12-31
TERRITORIAL RESOURCES INC
filed 1996-02-14
CIK 319770

                                   FORM 10-QSB


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

(Mark One)
          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   [X]         SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended December 31, 1995

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
  Yes  X    No
     ---       ---


     As of February 12, 1996, the issuer had 20,570,656 shares of Common Stock issued and outstanding.

     Transitional Small Business Disclosure Format   Yes        No  X
                                                         ---       ---

                        PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                         TERRITORIAL RESOURCES, INC.
                        Income Statements - Unaudited
                         December 31, 1995 and 1994
                                   ($1,000)

                                       THREE MONTHS ENDED DECEMBER 31,
                                       -------------------------------
                                             1995          1994
                                         ----------      ----------
REVENUES:

     Oil & Gas Sales                     $        3      $       10
     Other Income                                 1               -
                                         ----------      ----------
          Total Revenues                          4              10
                                         ----------      ----------

COSTS AND EXPENSES:

     Production Costs                             1               2
     Depreciation, Depletion
        and Amortization                          6               9
     General and Administrative                   6               7
                                         ----------      ----------

          Total Costs & Expenses                 13              18
                                         ----------      ----------

NET INCOME (LOSS) BEFORE INCOME TAXES            (9)             (8)
                                         ----------      ----------

     Income Tax Provision                         -               -
                                         ----------      ----------

NET INCOME (LOSS)                        $       (9)     $       (8)
                                         ----------      ----------
                                         ----------      ----------

Average Common Shares Outstanding:

     Primary                             20,570,656      12,560,000
     Assuming full dilution              22,570,656      12,560,000

Net Income (Loss) per Common Shares:

     Primary                             $   (.0004)     $    (.001)
     Assuming full dilution                  (.0004)          (.001)

See notes to condensed financial statements.

                         TERRITORIAL RESOURCES, INC.
                        Income Statements - Unaudited
                          December 31, 1995 and 1994
                                    ($1,000)

                                       NINE MONTHS ENDED DECEMBER 31,
                                       ------------------------------
                                             1995          1994
                                         ----------      ----------
REVENUES:

     Oil & Gas Sales                     $       16      $       58
     Other Income                                 2               -
                                         ----------      ----------

          Total Revenues                         18              58
                                         ----------      ----------

COSTS AND EXPENSES:

     Production Costs                             2              24
     Depreciation, Depletion
        and Amortization                         18              25
     General and Administrative                  30              50
                                         ----------      ----------

          Total Costs & Expenses                 50              99
                                         ----------      ----------

NET INCOME (LOSS) BEFORE INCOME TAXES           (32)            (41)
                                         ----------      ----------

     Income Tax Provision                         -               -
                                         ----------      ----------

NET INCOME (LOSS)                        $      (32)     $      (41)
                                         ----------      ----------
                                         ----------      ----------

Average Common Shares Outstanding:

     Primary                             20,570,656      12,216,455
     Assuming full dilution              22,570,656      12,216,455

Net Income (Loss) per Common Shares:

     Primary                             $    (.001)     $    (.003)
     Assuming full dilution                   (.001)          (.003)

See notes to condensed financial statements.

                           TERRITORIAL RESOURCES, INC.
                                 Balance Sheets
                                     Assets
                                    ($1,000)

                                        UNAUDITED
                                       DECEMBER 31,    MARCH 31,
                                           1995          1995
                                       ------------    ---------
CURRENT ASSETS:

     Cash                                $    42      $     50
     Accounts Receivable:
       Oil and Gas Sales                       1            17
       Other                                   2             5
     Prepaids                                  3             -
                                         -------       -------
          Total Current Assets                48            72
                                         -------       -------
NOTE RECEIVABLE                               10             -
                                         -------       -------
INVESTMENT IN SOCO TAMTSAG
     MONGOLIA, INC.                          132           128
                                         -------       -------

PROPERTY AND EQUIPMENT, AT COST:

     Oil and Gas (full cost accounting)    7,950         7,975


     Less:  Accumulated depreciation,
             depletion & amortization     (7,784)       (7,766)
                                         -------       -------

          Total Property & Equipment         166           209
                                         -------       -------


TOTAL ASSETS                             $   356       $   409
                                         -------       -------
                                         -------       -------

See notes to condensed financial statements.

                           TERRITORIAL RESOURCES, INC.
                                 Balance Sheets
                      Liabilities and Stockholders' Equity
                                    ($1,000)

                                            UNAUDITED
                                           DECEMBER 31,    MARCH 31,
                                               1995          1995
                                           ------------    ---------
CURRENT LIABILITIES:

     Accounts payable                        $     1       $    19
     Accrued liabilities and other                 1             4
                                             -------       -------

          Total Current Liabilities                2            23
                                             -------       -------

          Total Liabilities                        2            23
                                             -------       -------

STOCKHOLDERS' EQUITY:

     Common stock, no par value, $.001
       stated value; 30,000,000 shares
       authorized; 20,576,112 and 11,791,112
       shares issued at December 31, 1995
       and March 31, 1995, respectively           21            12
     Stock subscriptions to acquire
       8,785,008 shares of common stock            -             9
     Additional paid-in capital                3,854         3,853
     Accumulated deficit, $5,121 deficit
       eliminated in quasi-reorganization
       effective March 31, 1986               (3,504)       (3,471)
     Treasury stock, 5,456 shares, at cost       (17)          (17)
                                             -------       -------

     TOTAL STOCKHOLDERS' EQUITY                  354           386
                                             -------       -------
TOTAL LIABILITIES AND STOCKHOLDERS'
          EQUITY                             $   356       $   409
                                             -------       -------
                                             -------       -------

See notes to condensed financial statements.

                           TERRITORIAL RESOURCES, INC.
                      Statements of Cash Flows - Unaudited
              For the Three Months Ended December 31, 1995 and 1994
                                    ($1,000)


                                             THREE MONTHS ENDED DECEMBER 31,
                                             -------------------------------
                                                   1995           1994
                                                  ------         ------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                            $  (9)         $ (8)
     Adjustments to reconcile net income to
        cash provided (used) by operations:
           Depreciation, depletion and
            amortization                              6             9
           Changes in operating assets
            and liabilities:
               Accounts receivable                    1            (1)
               Prepaid Expenses                       -             -
               Accounts payable                       -            (4)
               Current maturity of long-term debt     -             -
               Accrued liabilities                    -             -
                                                  -----          -----

     Cash provided by (used in) operations           (2)           (4)
                                                  ------         -----

CASH FLOW FROM INVESTMENT ACTIVITIES:
     Additions to Property & Equipment               (7)            -
     Investment in SOCO TAMTSAG MONGOLIA, INC.       (2)            -
     Proceeds from sales of property                  3             4
                                                  ------         -----

     Cash provided from investment activities        (6)            4
                                                  ------         -----

CASH FLOW FROM FINANCING ACTIVITIES:
     Repayment of Debt                                -             -
     Advances from affiliate                          -             -
     Note receivable advances                         -             -
     Issuance of common stock                         -             1
     Other                                            -             -
                                                  ------         -----
     Cash provided by (used in)
        financing activities                          -             1
                                                  ------         -----
     Change in cash balance                          (8)            1
                                                  ------         -----
     Cash balance - beginning                        50            32
                                                  ------         -----
     Cash balance - ending                        $  42         $  33
                                                  ------         -----
                                                  ------         -----

See notes to condensed financial statements.

                           TERRITORIAL RESOURCES, INC.
                      Statements of Cash Flows - Unaudited
              For the Nine Months Ended December 31, 1995 and 1994
                                    ($1,000)

                                               NINE MONTHS ENDED DECEMBER 31,
                                               ------------------------------
                                                      1995           1994
                                                     -----          -----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                               $ (32)        $ (41)
     Adjustments to reconcile net income to
        cash provided (used) by operations:
           Depreciation, depletion and
            amortization                                18            25
           Changes in operating assets
            and liabilities:
               Accounts receivable                      19             5
               Prepaid Expenses                         (3)            -
               Accounts payable                        (18)            -
               Current maturity of long-term debt        -           (48)
                                                     -----          -----
               Accrued liabilities                      (3)           (4)
                                                     -----          -----

     Cash provided by (used in) operations             (19)          (63)
                                                     -----          -----

CASH FLOW FROM INVESTMENT ACTIVITIES:
     Addition to Property & Equipment                   (7)           (5)
     Investment in SOCO TAMTSAG MONGOLIA, INC.          (4)            -
     Proceeds from sales of property                    32            51
                                                     -----          -----

     Cash provided from investment activities           21            46
                                                     -----          -----

CASH FLOW FROM FINANCING ACTIVITIES:
     Repayment of Debt                                   -             -
     Advances from affiliate                             -             -
     Note receivable advances                          (10)            -
     Issuance of common stock                            -            49
     Other                                               -             -
                                                     -----          -----
     Cash provided by (used in)
        financing activities                           (10)           49
                                                     -----          -----
     Change in cash balance                             (8)           32
                                                     -----          -----
     Cash balance - beginning                           50             1
                                                     -----          -----
     Cash balance - ending                           $  42          $ 33
                                                     -----          -----
                                                     -----          -----

See notes to condensed financial statements.

                           TERRITORIAL RESOURCES, INC.
                     Notes to Condensed Financial Statements
                          December 31, 1995 (Unaudited)

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

(3) There is no provision for income taxes for the three month period ended December 31, 1995.



ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     Oil and gas revenue and production costs for the quarter ending December 31, 1995, decreased due to declining production and the sale of reserves in place. These reserve sales are part of the Company's overall strategy of liquidating most of its domestic properties while focusing on foreign opportunities, primarily in Mongolia. The Company plans to continue selling its domestic and Canadian properties in order to obtain funds for its Mongolian activities.

     The Company will have ongoing capital expenditure requirements in Mongolia, initially for the testing of a recently drilled well, as previously disclosed. This testing is currently scheduled to commence in March, 1996, and, if the testing results are favorable, could result in material exploratory and development drilling costs. The Company is presently evaluating opportunities to acquire additional indirect interest in this well. Any such acquisitions will proportionately increase the Company's capital requirements in Mongolia, as mentioned above.



                           PART II. OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Not Applicable

(b) The Company filed a Form 8-K on November 7, 1995, relating to a press release on the Company's indirect interest in a Mongolian Well.

                                  SIGNATURES


In accordance with the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             TERRITORIAL RESOURCES, INC.



Dated:   February 12, 1996   By:    /s/ BRIAN LINGARD
                                 -------------------------------------------
                                    Brian Lingard
                                    President and Chief Financial Officer