Form 10KSB
period 1996-03-31
TERRITORIAL RESOURCES INC
filed 1996-07-12
CIK 319770

                       U.S. Securities and Exchange Commission
                               Washington, D.C.  20549

                                     FORM 10-KSB
(Mark One)
    ---                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
     X                       SECURITIES EXCHANGE ACT OF 1934
    ---

                       For the fiscal year ended March 31, 1996

                   TRANSITION REPORT UNDER TO SECTION 13 OR 15(d) OF THE
    ---
                             SECURITIES EXCHANGE ACT OF 1934
    ---

       For the transition period from                      to

                              Commission File No. 0-9617

                             TERRITORIAL RESOURCES, INC.
                         (Formerly Egret Energy Corporation)
                    (Name of Small Business Issuer in its charter)

    State of Colorado                                        84-0821158
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
 incorporation or organization)

                    450 North Sam Houston Parkway East, Suite 140
                                 Houston, Texas 77060
                       (Address of Principal Executive Offices)
            Issuer's telephone number, including area code:  713/447-3200

          Securities registered pursuant to Section 12(b) of the Act:  NONE
             Securities registered pursuant to Section 12(g) of the Act:

                              COMMON STOCK, NO PAR VALUE
                                   (Title of Class)

    Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past
90 days.  YES  x   NO
              ---     ---

    Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

    The issuer's revenues for the fiscal year ended March 31, 1996 were $41,000.

     Aggregate market value of the voting stock held by non-affiliates of the registrant as of July 10, 1996 (computed by reference to the average of the highest market maker bid and lowest market maker asked price of such stock as quoted on the over-the-counter market) was $3,794,741.

    Number of shares outstanding of each of the issuer's classes of common stock, as of July 12, 1996:

        Title of each class                     Number of shares outstanding
    Common Stock, no par value                        26,160,656

           Transitional Small Business Disclosure Format:  Yes      NO  X
                                                               ---     ---

                                        PART I


Item 1.  DESCRIPTION OF BUSINESS.


BUSINESS DEVELOPMENT

GENERAL-BACKGROUND. Territorial Resources, Inc. (the "Company" or the "Registrant" or "Territorial") is the successor to two firms which merged in December 1984: Target Oil & Gas Incorporated ("Target") and Egret Energy Corporation ("Old Egret"). The Company's name was changed from Egret Energy Corporation to Territorial Resources, Inc. on July 12, 1988. Target was incorporated under the laws of Colorado on June 17, 1980. Target completed its initial public offering on March 5, 1981, and received gross proceeds of $3,000,000. Old Egret was formed in February 1981, as a privately held Delaware corporation.

During March, 1992 and fiscal 1993, the Company completed a number of transactions whereby it extinguished its bank and certain other indebtedness in exchange for its common stock and the assignment of certain oil and gas interests. It further acquired certain other oil and gas interests in exchange for its common stock.

During February and March of 1995, the Company, in two separate transactions and in exchange for the issuance of shares of its common stock, completed the acquisition of an interest in a property in the Gulf of Mexico and extinguished certain indebtedness. See Item 12 "Certain Relationships and Related Transactions." Additionally, on March 31, 1995, Territorial acquired from unaffiliated third parties, in separate exchanges for the issuance of shares of Territorial common stock, an overriding royalty interest in a producing property located in the Province of Alberta, Canada and a minority interest in a Mongolian venture. Territorial further became a co-applicant for an exploratory oil and gas concession in Mongolia, as described below.

During fiscal 1995, the Company pursued only international exploration and production opportunities, particularly in Mongolia. Previously it had been engaged in oil and gas exploration and production in the continental United States and it continues to own working interests, minerals and/or overriding royalty interests primarily in the Province of Alberta, Canada and Kansas, Colorado, Texas and California. See Item 2 "Description of Properties."

TRANSACTIONS RELATING TO SOTAMO. The Company became aware of opportunities in Mongolia because of the involvement of Edward T. Story, Jr., a Director of the Company. Mr. Story is also the president of SOCO International, Inc., which is both a subsidiary of Snyder Oil Company and the largest shareholder of SOCO Tamtsag Mongolia, Inc. ("SOTAMO"). In January 1995, Mr. Story alerted the Company that two SOTAMO shareholders would prefer to own an interest in a public company in exchange for a portion of their SOTAMO shares. On March 31, 1995, the Company acquired these shares, representing one percent (1%) of the outstanding common stock of SOTAMO for two million shares of Territorial common stock, then valued at $125,000, plus warrants to acquire an additional two million shares of Territorial common stock at $.10 each, exercisable through December 31, 1996 (the "Warrants"). Also on March 31, 1995, the Company acquired, from Canadian Conquest Exploration, Inc. ("CCE"), a Canadian concern whose shares are listed on the Toronto Stock Exchange, a 2.5% gross overriding royalty interest in the Saddle Hills producing property located in the Province of Alberta, Canada. This interest was valued at $100,000. Territorial issued one million shares of its common stock to CCE for this interest.

On March 29, 1996, the Company acquired an additional 12% interest in SOTAMO in exchange for the issuance of 5,450,000 shares of common stock through the acquisition of an entity affiliated with William C. Penttila, then a Director of the Company. A value of $1,550,198 was placed on the additional investment in SOTAMO. As part of the acquisition, Warrants to acquire 975,000 shares of Territorial common stock were cancelled. See Item 12 "Certain Relationships and Related Transactions - Transactions with Shareholders and Management."

In 1993, SOTAMO was awarded a production sharing contract covering 11,400 square kilometers, or approximately 2.8 million acres by the Mongol Petroleum Company ("MGT"), the national oil company of Mongolia. In late 1994, a consortium was formed which acquired the exploration rights to an additional block, increasing

SOTAMO's total gross acreage position to 5.3 million acres. Both concessions are located in the Tamtsag Basin of northeastern Mongolia. In addition to the two blocks currently under contract, SOTAMO and its partners have two other production sharing contracts pending before the Mongolian government which would cover an additional 5 million gross acres. In one of these blocks, Contract Area XX (the "Block"), should it be awarded, the Company would own a 15% interest in the concession relating thereto in addition to its interest in SOTAMO. The Petroleum Authority of Mongolia has accepted the co-application for the Block and has submitted it to the Mongolian Parliament for ratification. Without such ratification, the co-application will terminate. If these concessions are awarded, SOTAMO and its partners would hold rights to the entire Tamtsag Basin.

Seismic acquisition to date has identified the presence of large structures in a geological setting that appears to be analogous to the Songliao Basin of China which contains the giant Daqing field. The prospective potential of the Tamtsag Basin has long been recognized, although a general concern of the industry has been the lack of an efficient outlet for any crude discovered. In order to address this problem, a long-term crude supply contract was negotiated and executed with the China National United Oil Corporation ("CNUOC"), a joint venture established under the laws of the People's Republic of China between China National Petroleum Corporation and SINOCHEM, two state-owned entities. CNUOC has agreed to purchase, at a mutually-agreeable Mongolian/Chinese border point, any crude produced by the venture at world market prices less a transportation charge of $2.00 per barrel. The crude purchase contract is subject to a number of terms and conditions, and there can be no assurance that CNUOC will ultimately purchase sufficient quantities of crude that may be produced, if any. In such event, there can be no assurance that additional purchasers of product from the Block can be secured on economically viable terms and conditions.

During fiscal 1995, PT BIP Energimas, an oil and gas subsidiary of PT Bhuwanatala Indah Permai, an Indonesian company whose shares are publicly traded in that country, agreed to become an equity partner in SOTAMO and committed to fully fund the drilling of two 3,400 meter wells. The first well was spudded in April, 1995, and although the results of this first well were encouraging it was determined to be noncommercial and was plugged. The second well, SOTAMO 19-2, was spudded in August 1995.

During the drilling of SOTAMO 19-2 in the fall of 1995, a drilling break was encountered at approximately 8,850 feet (2,700 meters). Over 800 barrels of drilling mud were lost in this interval before the well could be controlled by injecting lost circulation material (LCM) to restore proper mud circulation. Wireline log and cuttings analyses from this zone indicated an oil saturated conglomerate with good porosity. After completion of drilling activity, the well was suspended without conclusive testing due to the lack of proper equipment and the onset of winter.

In April of this year, SOTAMO re-entered the well for the purpose of testing the zone of interest. During the testing process, SOTAMO recovered 41DEG. API oil and associated gas. The drilling mud and LCM that had been injected during drilling, however, appeared to prevent the well from flowing. The perforated formation is the Lower Tsagaantsav (Lower Cretaceous age) at 8,865 feet to 8,944 feet. This interval was treated with a series of diesel and treated water washes in an attempt to recover the drill mud and LCM. Only 25 percent of the lost material was recovered.

SOTAMO is currently planning to stimulate the SOTAMO 19-2 well in the latter half of 1996. Should the well stimulation be successful, SOTAMO intends to complete the well as a producer. Therefore, tankage is being installed which should enable the initiation of limited oil sales to CNUOC as a test of the marketing and transportation logistics.

On June 20, 1996, the Board of Directors of the Company (with Mr. Mercier abstaining from voting) approved, in principle, the concept of a business combination with Asia Energy Ltd. ("AEL"), the Company's largest shareholder.
In connection therewith, the Board of Directors established a Special Committee of the Board (the "Special Committee"), consisting of A. Andrew Davis, Edward T. Story, Jr. and Donald L. Oliver, to negotiate and determine, among other things, the terms and conditions of such business combination on behalf of the Company.

Although no agreement in principle or binding agreement relating to such a combination with AEL has been entered into as of the date hereof, the Company currently intends to structure a transaction whereby it will directly or indirectly acquire substantially all the assets of AEL, other than AEL's shares of Territorial common stock, in exchange for approximately 1,918,750 shares of Territorial common stock. AEL's assets currently consist of five

(5) shares of SOTAMO, the Option to acquire another 24 SOTAMO shares from the 114 currently owned by the Company (as described herein), 5.3 million Territorial common shares and approximately $250,000 cash.

The form of such transaction, and the terms, conditions and consideration to be paid by the Company therefor, if any, have not been conclusively determined, and are subject to change. As a result, there can be no assurance that a business combination with AEL will ultimately be consummated or what the terms, conditions and consideration relating to such transaction, will be, if any. If AEL receives 1,918,750 shares of Territorial common stock in such a transaction as currently contemplated, AEL would continue to be the largest shareholder of the Company, with approximately 7,218,750 shares of Territorial common stock, which would represent approximately 27.6% of the currently outstanding shares of Territorial common stock as of the date hereof.

Daniel A. Mercier, the Chairman of the Board, a Director and Chief Executive Officer of Territorial, is the President and a Director of AEL. Mr. Mercier, together with his spouse, owns approximately 9.0% of the outstanding shares of capital stock of AEL. Mr. Mercier's father and siblings own an additional 10.3% of the outstanding shares of capital stock of AEL. Richard A. N. Bonnycastle, a Director of Territorial, is also a Director of AEL and is the owner of approximately 11.4% of the outstanding shares of capital stock of AEL. In addition, Douglas N. Baker, the Vice President Finance and Chief Financial Officer of Territorial, is the Vice President Finance and Chief Financial Officer of AEL and together with his spouse is the owner of approximately 1.7% of the outstanding shares of capital stock of AEL.


BUSINESS OF ISSUER

The Company is involved in the acquisition, exploration and development of international oil and gas properties as an independent operator or participant. Domestically, and in Canada, the Company owns non-operated working interests and overriding royalties in oil and gas leases and has participated with other joint venture partners in the drilling of exploratory and development wells.

In the future, the Company plans to concentrate its activities primarily on obtaining foreign concession rights and actively pursuing their development, with Mongolia presently being its focus. See Item 6 "Management's Discussion and Analysis or Plan of Operation - Plan of Operation."

The Company's oil and gas business is not generally seasonal in nature. At certain times, however, weather conditions may affect the Company's ability to access its oil and gas properties and its ability to drill and operate oil and gas wells. Also at times, the sale of gas and possibly oil is curtailed due to lack of demand related to seasonal conditions.

The source and availability of the Company's raw materials are limited to the availability of oil field equipment and supplies, including tubular steel products and drilling rigs. Such source and availability can be scarce and the costs incurred as a result thereof can be greater, for international operations especially in Mongolia.

Four customers have accounted for more than 10% of the Company's oil and gas
sales during the years ended March 31, 1996, and 1995.   Norcen Energy Resources
and Snyder Oil Corporation accounted for approximately $14,000 and $6,000, respectively, of the Company's oil and gas sales in 1996; and Maxus Energy and Noram Resources (Arkla) accounted for approximately $9,000 and $14,000, respectively, of the Company's oil and gas sales in 1995. No single customer accounted for 10% or more of the Company's sales in the year ended March 31, 1994.

The exploration for, development and production of oil and gas are subject to intense competition. The principal methods of competition in the industry for the acquisition of oil and gas concessions and leases are up-front lease bonus payments at the time of award or acquisition, location damage payments, supplemental payments, differential royalty rates, annual delay rental payments, the payment of a co-owner's related financial obligations, stipulations requiring exploration, and production and other work commitments and obligations by the concession holder or lessee. Organizations with greater financial resources, existing staff and labor forces, equipment for exploration, and experience may be in a better position than the Company to compete for such concessions or leases. Also, since the Company has an insignificant competitive position in the industry, its ability to market its oil and gas could be severely limited by its inability to compete with larger companies operating in the same area which may be willing or able to offer any oil or gas produced by them at a price lower than that of the Company. In addition, the availability of a ready market for oil and gas (including among others the market relating to the Company's crude purchase contract with CNUOC referred to above) will depend upon numerous factors beyond the Company's control, including the extent of foreign and domestic production and exports or imports of oil, proximity and capacity of pipelines and the effect of foreign, federal and state regulation on oil and gas sales. With its focus being international, the Company is subject to significant political risk, especially since it is currently concentrating on primarily one country, Mongolia.

The oil and gas industry is subject to regulation by the public policies of foreign, domestic and local governments relating to such matters as the award of exploration and production interests, the imposition of specific drilling obligations, environmental protection controls, control over the development and abandonment of a field (including restrictions on production and abandonment of production facilities) and, in some cases, possible nationalization, expropriation, regulatory taking, cancellation or frustration of contract rights, and other political risks in general. The industry is also subject to the payment of royalties and taxes, which tend to be higher as compared to those levied on other commercial activities. The Company cannot predict the impact of future regulatory and taxation initiatives.

Further, the Company is subject to various foreign, federal, state and local provisions regarding environmental matters, the existence of which may either hinder or adversely affect the Company's business. Although the Company does not believe its business operations presently impair environmental quality, compliance with foreign, federal, state and local regulations which have been or may be enacted or adopted regarding the environment could have an adverse effect upon capital expenditures, earnings and the competitive position of the Company. Since inception, the Company has not made any material capital expenditures for environmental control facilities and does not expect to make any such expenditures during the current and succeeding fiscal years.

The Company believes that an ownership change, as defined in Section 382 of the Internal Revenue Code, occurred in the fiscal 1993 tax year. Accordingly, utilization of the Company's NOL is limited.

As of June 24, 1996, Territorial had 7 part-time employees.


Item 2.  DESCRIPTION OF PROPERTIES.

OFFICE FACILITIES

The Company's executive and administrative office is located at 450 North Sam Houston Parkway East, Suite 140, Houston, Texas 77060. The Company leases this space from an affiliated company on a month-to-month basis at a base rent of $750 per month. The Company has prepaid this rent obligation through March 31, 1997. The affiliated company, Exploration Associates, Inc., is owned by Messrs. Buck and Penttila, both officers and shareholders of the Company, with Mr. Penttila also being a Director. See Items 8 and 9 hereof.


OIL AND GAS PROPERTIES

The Company's oil and gas properties are located within the Province of Alberta, Canada, and the continental United States. No price or supply contracts related to the North American properties are considered to be material. The Company has also applied for a concession in Mongolia. Further, by virtue of its 13.2% stock ownership in SOTAMO, the Company is presently indirectly active in Mongolia.


TITLE TO PROPERTIES

Internationally, rights to explore for and produce hydrocarbons are generally obtained through a concession with the host government which can include both national and local authorities, with the involvement of petroleum, taxation and export agencies. While the company believes that it follows the material requirements in order to be awarded and maintain title to a concession, no assurance can be given that all necessary requirements are met. Further, the pertinent laws are subject to change and, as discussed above, significant risks (including political and product market risks, among others) apply to international activities.

As is customary in both the North American and international oil and gas industry, only a perfunctory investigation as to ownership is performed when acquiring undeveloped properties believed suitable for drilling operations. Prior to commencement of drilling operations, a thorough title analysis is normally conducted and any material defects are remedied before proceeding with operations. The Company believes that title to its North American properties is generally acceptable in accordance with standards in the oil and gas industry, subject to exceptions which are not so material as to detract from the value of such properties. The Company's properties are subject to royalties, overriding royalties, carried and other similar interests, contractual arrangements, liens incident to operating agreements, liens for current taxes not yet due and other relatively minor encumbrances, all of which are customary in the oil and gas industry.


ESTIMATED NET QUANTITIES OF PROVED OIL AND GAS RESERVES

The Company relies upon estimates of approximately one-half (1/2) of its reserves derived by a petroleum engineer, Donald L. Oliver, who is also a Director and a shareholder of the Company. See Items 8 and 9 hereof. Mr. Oliver received no compensation for his preparation of this report. The estimate of the Company's major interest, an overriding royalty in the Saddle Hills property in the province of Alberta, Canada, which accounts for approximately one-half of the Company's North American reserve value, was prepared by D. L. Paddock & Associates, an independent reservoir engineering firm.

No estimates of total proved net oil or gas reserves have been filed with or included in reports to any other federal authority or agency since the beginning of the fiscal year.

PRODUCTION, AVERAGE SALES PRICES AND AVERAGE PRODUCTION COSTS PER UNIT

The following table sets forth the Company's oil and gas production (net of all royalties, overriding royalties and other outstanding interests of others), average sales prices, production costs and depreciation, depletion and amortization on a per equivalent unit of production basis for the fiscal years ended March 31, 1996, 1995 and 1994, respectively:

                                         For the Years Ended March 31,
                                    --------------------------------------
                                      1996            1995          1994
                                    --------       ---------      --------

Production:
    Oil (Bbls)                         1,017            877          2,612
    Gas (Mcfs)                        25,868         33,403         59,545

Average Sales Prices:
    Oil (per Bbl)                   $  16.08       $  15.16       $  23.15
    Gas (per Mcf)                   $   1.09       $   1.83       $   1.29

Average Sales Price of Oil
    and Gas Per Net Equivalent
    Barrel of Oil ("NEB")           $   8.34       $  11.52       $  10.90

Average Production Costs
    (including Windfall Profit
    Taxes) Per NEB                  $   1.01       $   3.37       $   9.09

Average Depreciation, Depletion
    and Amortization Per NEB        $   4.94       $   4.94       $   6.45

DEVELOPED ACREAGE AND PRODUCTIVE OIL AND GAS WELLS

The following table sets forth the developed acreage and productive wells, both with respect to only those wells which would be deemed commercial by a non-operator, in which the Company owned a leasehold or overriding royalty interest of material value and which it included in its reserve report as of March 31, 1996:

                        Developed Acres(1)        Productive Wells(2)
                        ------------------     ---------------------------
                        Gross       Net(3)      Gross            Net(4)
                        -----       ------      -----            ------
                                               Gas   Oil(5)    Gas    Oil
                                               ---   ------    ---    ---
Alberta, Canada          1,920        40        3      -      .0625    -
California                 640        24        1      -      .0375    -
Colorado                 1,280        64       32      -      .1588    -
Kansas                   2,160       123        3      2      .1813  .0698
Texas                       40         2        1      -      .0047    -
                         -----       ---       --      -      -----  -----
                         6,040       253       40      2      .4448  .0698
                         -----       ---       --      -      -----  -----
                         -----       ---       --      -      -----  -----

- --------------------------------------------------------------------------------

(1) Acreage spaced or assignable to productive wells; an acre in which a working interest or an overriding royalty interest is owned.

(2) Wells either producing or capable of production in commercial quantities at current prices; a well in which a working interest or an overriding royalty interest is owned. The number of gross wells is the total number of wells in which such interests are owned, with a designated unit counted as only one well.

(3) When the sum of fractional working interests or overriding royalty interests in gross acres equals one, then a net acre is deemed to exist. The number of net acres is the sum of all the fractional working interests or overriding royalty interests owned in gross acres expressed as whole numbers and fractions thereof.

(4) When the sum of fractional working interests or overriding royalty interests owned in gross wells equals one, then a net well is deemed to exist. The number of net wells is the sum of all the fractional working interests and overriding royalty interests owned in gross wells expressed as whole numbers and fractions thereof.

(5) If a well produces both oil and gas, then it is classified as to the predominant hydrocarbon.


EXPLORATORY ACREAGE

Except for those concessions held by SOTAMO, of which the Company is an indirect owner, the Company's exploratory acreage is not considered to be of material value as of March 31, 1996. As discussed in Item 1 "Description of Business," the Company is a co-applicant for a 15% interest in a concession in the Tamtsag Basin of Mongolia, known as Contract Area XX.


OVERRIDING ROYALTY AND MINERAL INTERESTS IN UNDEVELOPED ACREAGE

The Company's mineral or overriding royalty interests in undeveloped acreage are not considered to be of material value at March 31,1996.


DRILLING ACTIVITY

Except in those wells drilled by SOTAMO and any seismic costs incurred by SOTAMO, of which the Company has an indirect ownership interest and for which the Company is obligated to pay its share by means of Mandatory

Loan Obligations (see Item 6 "Management's Discussion and Analysis or Plan of Operation - Plan of Operation"), the Company has not participated in any exploratory or development wells of any material value or expenditure as a working interest owner during the fiscal years ended March 31, 1994, 1995 and 1996. In North America, the Company may own overriding royalty or mineral royalty interests in wells drilled or recompleted by others. However, the Company has no control over such activity, since such interests represent passive ownership with no exposure to drilling costs. Any value added by such activities and attributable to such interests is not expected to be material to the Company.


PRESENT ACTIVITIES

The focus of the Company is international exploration and production opportunities, particularly in Mongolia. In its North American operations, the cost or potential results of such activities are not expected to be material to the Company. For further discussion of the Company's present activities in Mongolia, see Item 1 "Description of Business - Business Development - Transactions Relating to SOTAMO."

Item 3.  LEGAL PROCEEDINGS.

TRI Mongolia, Inc. ("TRM"), a subsidiary of Territorial, is a named defendant in an action styled, LEO METCALF, III VS. AMGOL, INC., SOCO INTERNATIONAL, INC., EAIT, CP&G CO., ET AL, cause no. 94-29503, in the 113th Judicial District Court of Harris County, Texas (the "Metcalf Lawsuit"). The plaintiff in the Metcalf Lawsuit, a former director of Amgol, Inc., has requested certain amounts be awarded to him based on alleged damages suffered as a result of transactions entered into by Amgol without his approval and without Amgol contemporaneously acquiring and paying for certain interests the plaintiff claims to have owned. TRM has been named as a defendant, according to the lawsuit, as a result of its ownership interest in SOTAMO (which was owned by TRM's predecessor in interest at the time the alleged damages were suffered).

Each of the shareholders from whom Territorial acquired TRM have granted certain limited indemnification rights in favor of Territorial in the event TRM or Territorial is held liable under the Metcalf Lawsuit. Such shareholders have also pledged certain of the shares of Territorial common stock received by them in connection with such acquisition, in order to secure such indemnification obligations.

On July 1, 1996, SOCO International, Inc., a codefendant in this lawsuit, obtained a summary judgment confirming that SOCO was not liable for damages allegedly suffered by the plaintiff as a result of SOCO's ownership in SOTAMO. The Company intends to file for a similar judgment in the near future.

Although it is impossible at this time to predict the outcome of the Metcalf Lawsuit (which is currently scheduled for trial in October 1996), the Company believes TRM is not liable, in whole or in part, for the claims made in the Metcalf Lawsuit and that the Metcalf Lawsuit will not have a material adverse effect on the Company's assets or financial condition. The Company intends to vigorously pursue the defense of the Metcalf Lawsuit.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of the Company's security holders.


                                       PART II


Item 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Common Stock is traded in the over-the-counter market on the Electronic Bulletin Board and is carried in the "pink sheets." The following table sets forth the range of high and low closing bid prices of the Common Stock for the two most recent fiscal years. These prices are believed to be representative inter-dealer quotations, without retail markup, markdown or commissions, and may not necessarily represent actual transactions. Although

$0.01 is used as the low and high bid for fiscal 1995, at various times during fiscal 1995 no bid may actually have been provided by any market maker in the common stock of the Registrant.
                                          BID PRICE
                                        ---------------
                                        HIGH       LOW
                                        ----       ---
Fiscal 1995
- -----------
     First Quarter                      $0.01     $0.01
     Second Quarter                      0.01      0.01
     Third Quarter                       0.01      0.01
     Fourth Quarter (March 31, 1995)     0.25      0.01

Fiscal 1996
- -----------
     First Quarter                      $0.25     $0.0625
     Second Quarter                      0.0625    0.0625
     Third Quarter                       1.125     0.0625
     Fourth Quarter (March 31, 1996)     0.875     0.0625

The approximate number of stockholders of record of Common Stock as of June 19, 1995 was 2,676. The Company has not paid any dividends on its Common Stock and does not expect to do so in the foreseeable future.


Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

PLAN OF OPERATIONS

During the fiscal year ending March 31, 1996, the Company intends to concentrate its activities on obtaining foreign concession rights and actively pursuing their development, with Mongolia presently being its focus. The Company will attempt to obtain outside capital on a joint venture basis to share the risk of such development with other operators engaged in the oil and gas business, and may attempt to obtain any required capital for these activities and for Mandatory Loan Obligations (as described below) through the sale of: direct or indirect interests in its projects; its securities; its remaining North American assets and, when appropriate, through borrowing. There is no assurance that such capital will be obtained.

The Company currently is committed to fund mandatory loan obligations for its share of costs related to its ownership in SOTAMO, ("Mandatory Loan Obligations"). The costs which may be funded by Mandatory Loan Obligations include, among other things, the drilling, completion and testing of wells, training commitments and SOTAMO overhead. In the event the Company does not pay its share of Mandatory Loan Obligations, under the terms of the SOTAMO Stockholders Agreement, the Company will be required to forfeit its SOTAMO shares. The Company's share of Mandatory Loan Obligations for fiscal 1997 are estimated to be $850,000 and there can be no assurance that the Company will be able to obtain the funds required for Mandatory Loan Obligations.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES. The Company's cash balances decreased during the past fiscal year primarily as a result of (1) cash used in operating activities and (2) Mandatory Loan Obligation payments. Working capital became negative due to accrued liabilities, which primarily consisted of Mandatory Loan Obligations. To obtain cash the Company continued to sell certain of its domestic oil and gas interests. Also, to raise additional cash required in order to continue to fund the Mandatory Loan Obligation, on March 31, 1996, the Company entered into an Option Agreement (the "Option") with its largest shareholder, Asia Energy Ltd. ("AEL"). The Option, which was revised by letter dated April 27, 1996, gives AEL the right to buy up to 29 of the 119 shares of SOTAMO owned by the Company at a per share price of $50,000. The Option expires July 31, 1996, unless otherwise extended. AEL paid the Company $20,000 in consideration for the granting of the Option. On May 9, 1996, AEL purchased five SOTAMO shares from the Company for $250,000 cash, which has been paid in full.

On March 29, 1996, the Company issued 5,450,000 shares of its common stock, a portion of which were acquired by William C. Penttila, in exchange for certain additional interests in SOTAMO. See Item 12 "Certain Relationships and Related Transactions." Other than professional fees incurred in connection therewith, such acquisition did not require any cash outlay by the Company.

RESULTS OF OPERATIONS. Revenues from the sale of oil and gas were $39,000, $77,000 and $137,000 for the fiscal years ended March 31, 1996, 1995 and 1994, respectively. The decrease in sales between 1995 and 1996 was due to the property sales and declining production. The decrease in sales between 1994 and 1995 was also primarily due to property sales and declining production.

Oil and gas operating expenses were $7,000, $24,000, and $114,000 for the fiscal years ended March 31, 1996, 1995 and 1994, respectively. The decline from 1994 through 1996 was due to the reduction of total wells from sale of properties, and that most remaining properties were overriding royalty interests, which have extremely low operating costs.

Depreciation, depletion and amortization expenses of oil and gas property and equipment were $26,000, $31,000, and $81,000 for the fiscal years ended March 31, 1996, 1995, and 1994, respectively. The decrease between 1994 through 1996 was the result of the reduction in total reserves resulting from property sales, and the corresponding decline in production. The write down of oil and gas properties in 1995 and 1994, totalling $79,000 and $241,000, respectively, was the result of the carrying value of the Company's oil and gas properties exceeding the ceiling limitation. There was no writedown in fiscal 1996.

The Company disposed of several of its major domestic properties during fiscal 1995 and more during fiscal 1996, using the proceeds to retire debt and accumulate cash for its Mongolian activities.

General and administrative expenses were $64,000, $88,000 and $128,000 for the fiscal years ended March 31, 1996, 1995, and 1994, respectively. The decrease from 1994 to 1996 was due to reduced accounting and administrative costs and the Company eliminating a paid President's position during fiscal 1994. Legal and accounting fees related to the above acquisition and divestitures partially offset these reduced costs by adding to general and administrative expenses during fiscal 1995 and 1996.


Item 7.  FINANCIAL STATEMENTS.

The Financial Statements are presented beginning on page 19 of this Report.


Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                       PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     Name                    Age         Position with Company
- --------------------         ---   --------------------------------

Daniel A. Mercier             41   Chairman of the Board, Director
                                   and Chief Executive Officer

William C. Penttila           62   President,
                                   Chief Operating Officer and Director

Douglas N. Baker              42   Vice President Finance and Chief
                                   Financial Officer

Dennis M. Buck                50   Vice President Exploration

Donald L. Oliver              53   Director and Member of Audit
                                   and Special Committees

A. Andrew Davis               55   Director and Member of Special
                                   Committee

Edward T. Story, Jr.          52   Director and Member of Audit
                                   and Special Committees

Richard A. N. Bonnycastle     61   Director and Member of Audit
                                   Committee

All directors of the Company hold office until the next annual meeting of shareholders of the Company or until their successors are duly elected and qualified. There are currently two committees of the Board of Directors: a Special Committee, relating to the proposed business combination with AEL (see
Item 1 "Description of Business - Business Development - Transactions Relating to SOTAMO"), and an Audit Committee. Executive officers hold office at the pleasure of the Board of Directors.


PRINCIPAL OCCUPATION AND BUSINESS EXPERIENCE

DANIEL A. MERCIER, who became a Director of the Company in 1995 and became its Chairman of the Board and Chief Executive Office on June 20, 1996, has been President and Chairman of Asia Energy Ltd. ("AEL"), a private oil and gas company since its inception in December 1995. Mr. Mercier was President, Chief Executive Officer and a Director of Canadian Conquest Exploration Inc., a publicly held Canadian oil and gas company listed on the Toronto Stock Exchange, until November 30, 1995. He resigned as an officer of Canadian Conquest as part of a refinancing, but remains a Director. Mr. Mercier is a mechanical engineer with over twenty years of experience in the oil and gas industry in Canada and the United States.

WILLIAM C. PENTTILA, who became a Director of the Company in 1995 and became its President and Chief Operating Officer on June 20, 1996, is President of Exploration Associates, Inc., a company of which he has been an officer since 1989. He was a consultant between 1984 and 1989, and held management positions at Weeks Petroleum, and affiliates from 1980 to 1984. He held various technical positions at ARCO and its predecessors from 1962 until 1980. He holds both Geological Engineering and Master of Science degrees from the Colorado School of Mines.

DOUGLAS N. BAKER joined the Company as Vice President Finance and Chief Financial Officer on June 20, 1996. Mr. Baker is also Vice President Finance and Chief Financial Officer of AEL. Mr. Baker has over 13 years of experience in senior financial positions with Canadian public oil and gas companies. From November 1993 to March 1996, Mr. Baker served as Vice President Finance and Chief Financial Officer of Chancellor Energy Resources Inc. From February 1991 to August 1993, Mr. Baker served as Vice President Finance and Corporate Secretary for American Eagle Petroleum Ltd. Prior thereto Mr. Baker was Vice President Finance of Canadian Conquest Exploration Inc.

DENNIS M. BUCK, who became a Vice President Exploration of the Company on June 20, 1996, is Executive Vice President of Exploration Associates, Inc. and one of its original founders in 1984. Mr. Buck was Chief Geophysicist for Weeks Petroleum from March 1981 to June 1984. From March 1977 to March 1981, Mr. Buck was Division Geophysicist for American Petrofina. Prior thereto he held various technical positions with Amoco, Texas Crude and Mitchell Energy. Mr. Buck has a B.S. Degree in Geology from the New Mexico Institute of Mining and Technology.

DONALD L. OLIVER joined the Company as President and Director on December 1, 1987 and served as President until November 1994. He spent fifteen years with Cities Service Company, where he held various engineering and managerial positions in exploration and production. Subsequently, he held the positions of Vice President and General Manager of the Texas division for Bawden Drilling and Vice President of Operations for Conquest Exploration Company.

A. ANDREW DAVIS was Chairman of the Board of the Company from December 1, 1987 until June 20, 1996. He has extensive experience in a number of business areas and is a qualified Barrister-at-Law in Australia. He is also Chairman and a Director of Approved Securities Corporation Ltd., and Ormil Resources, Ltd.

EDWARD T. STORY, JR. became a Director of the Company in 1992. Mr. Story has, since its formation in 1991, been President and Chief Executive Officer of SOCO International, Inc., a wholly-owned subsidiary of Snyder Oil Corporation, which is engaged in international oil and gas operations. Mr. Story was a director and the Vice Chairman and Chief Financial Officer of Conquest Exploration Company from its formation in August 1981 until August 1990, and was the Chief Financial Officer of Superior Oil Company prior thereto. Mr. Story is a director of First Banks, Inc., Snyder Oil Corporation, New Concept Technologies International Ltd., Command Petroleum Holdings NL, Holland Sea Search Holdings
N. V., Hallwood Realty Partners, L. P., and Hi - LO Automotive.

RICHARD A. N. BONNYCASTLE, who became a Director of the Company on June 20, 1996, is Chairman and President of Harvest Fund Inc., an investment banking company, Chairman and President of Patheon Inc., a public-traded Canadian pharmaceuticals custom manufacturing and packaging company and Chairman and President of Cavendish Investing Ltd., a private investment company. Mr. Bonnycastle is also a Director of AEL. Mr. Bonnycastle serves on the Boards of a number of other publicly listed companies.

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the registrant under Rule 16a-3(d) during its most recent fiscal year and Form 5 and amendments thereto furnished to the registrant with respect to its most recent fiscal year, the Company (a) is aware that AEL and Mr. Mercier each late filed a Form 3 with the Company and (b) does not know of any other officer, director or beneficial owner of more than 10 percent of its Common Stock who has failed to file on a timely basis reports required by Section 16(a) during the most recent fiscal year or prior years.

Item 10.  EXECUTIVE COMPENSATION.

                                   SUMMARY COMPENSATION TABLE

                                       Annual Compensation
                                   ----------------------------
                        Fiscal                           Long-Term
                         Year       Salary   Bonus     Compensation
                        ------     --------  -----     ------------
Don L Oliver (1)         1996           0      0            0
President                1995           0      0            0
                         1994      47,600      0            0

Brian A. Lingard (2)     1996           0      0            0
President                1995           0      0            0

- ----------------

  (1) Mr. Oliver resigned as President of the Company in November, 1994.

  (2)            Mr. Lingard was elected President of the Company effective
                 November, 1994.
                 Mr. Lingard resigned as President and as a Director of the Company on June 20, 1996.


Other than reimbursement for the cost of attending meetings, the Company's directors receive no compensation for services as directors.

Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The following table sets forth certain information concerning each person known by the Company to own beneficially more than 5% of the outstanding shares of common stock (Common Stock") of the Company as of July 10, 1996. Except as otherwise indicated, the persons listed below have sole voting power and investment power over the shares beneficially held by them.

                                         Amount and Nature
Name and Address                           of Beneficial           Percent
of Beneficial Owner                            Owner             of Class(1)
- -------------------                      ------------------      -----------

A. Andrew Davis                         1,982,555(2)                7.58

Edward T. Story, Jr.                    1,413,182                   5.40
  1100 Louisiana Street
   Houston, Texas 77002

Brian A. Lingard                        3,592,418(3)               13.73
   450 N. Sam Houston Parkway E.
   Suite 140
   Houston, Texas 77060

Dennis  M. Buck                         1,979,763(4)                7.54
   450 N. Sam Houston Parkway E.
   Suite 140
   Houston, Texas 77060

 William C. Penttila                    1,979,763(4)                7.54
   450 N. Sam Houston Parkway E.
   Suite 140
   Houston, Texas 77060

Michael C. Nemec                        1,842,348                   7.04
   The Phoenix Resource Companies
   6525 N. Meridian Avenue
   Oklahoma City, Oklahoma 77116

Asia Energy Ltd.                        5,300,000(5)               20.26
   333 5 Ave S.W., Suite 950
   Calgary, Alberta
   Canada T2P 3B6

- ------------------------
(1)  Based upon 26,160,656 shares outstanding as of July 10, 1996.

(2) Consists of 1,179,423 shares either owned by Mr. Davis or by companies controlled by him, with the remaining 803,132 shares owned by three sisters of Mr. Davis but with voting proxy held by him.

(3) Includes 100,000 shares held by Mr. Lingard's fiancee and 100,000 shares owned by his minor son with Mr. Lingard named as custodian. Mr. Lingard disclaims beneficial ownership of these 200,000 shares.

(4) Includes options to acquire 90,000 shares. Does not include options to acquire 180,000 shares that commence vesting in 1997.

(5)  See footnotes 5, 6 and 7 to table below.

SECURITY OWNERSHIP OF MANAGEMENT

The table below sets forth the beneficial ownership of shares of Common Stock as of July 10, 1996, by the Company's directors and by all directors and officers of the Company as a group and the percent of class represented by the shares of Common Stock beneficially owned by each person or group.

                                         Amount and Nature
     Name of                               of Beneficial           Percent
Beneficial Owner                               Owner (1)         of Class(2)
- -------------------                      ------------------      -----------
A. Andrew Davis                         1,982,555(3)              7.58

Edward T. Story, Jr.                    1,413,182                 5.40

Donald L. Oliver                        1,099,385                 4.20

William C. Penttila                     1,979,763(4)              7.54

Dennis M. Buck                          1,979,763(4)              7.54

Daniel A. Mercier                       5,390,000(5)             20.60

R.A.N. Bonnycastle                      5,300,000(6)             20.26

Douglas N. Baker                        5,333,333(7)             19.24



Directors and Officers
  as a Group                           13,877,981                52.49


- ------------------------
(1) The information as to beneficial ownership has been furnished by the respective persons. Unless otherwise specified, each person or group has sole voting and investment power with respect to the shares, except with respect to the shares identified above relating to Messrs. Mercier, Bonnycastle and Baker. See footnotes below.

(2)  Based upon 26,160,656 shares outstanding as of July 10, 1996.

(3) Consists of 1,179,423 shares either owned by Mr. Davis or by entities controlled by him, with the remaining 803,132 shares owned by three sisters of Mr. Davis but with voting proxy held by him.

(4) Includes options to acquire 90,000 shares. Does not include options to acquire 180,000 shares that commence vesting in 1997.

(5) All other shares reported are owned by AEL. Mr. Mercier is a Director and the President of AEL and (together with shares held by his wife) owns approximately 9.0% of the outstanding shares of capital stock of AEL. Mr. Mercier's father and siblings own an additional 10.3% of the outstanding shares of capital stock of AEL. Mr. Mercier disclaims beneficial ownership of all shares of capital stock of AEL owned by his father and siblings, and all shares of Territorial common stock owned by AEL.

(FOOTNOTES CONTINUED)

(6) All shares reported are owned by AEL. Mr. Bonnycastle is a Director of AEL and owns approximately 11.4% of the outstanding shares of capital stock of AEL. Mr. Bonnycastle disclaims beneficial ownership of all shares of Territorial common stock owned by AEL.

(7) Includes options to acquire 33,333 shares. Does not include options to acquire 66,667 shares that commence vesting in 1997. All other shares reported are owned by AEL. Mr. Baker is the Vice President Finance and Chief Financial Officer of AEL and (together with shares held by his wife) owns approximately 1.7% of the outstanding shares of capital stock of AEL. Mr. Baker disclaims beneficial ownership of all shares of Territorial common stock owned by AEL.


Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

INDEBTEDNESS OF MANAGEMENT

No director or officer of the Company, nominee for election as a director, or any associate of any such director, officer or nominee was indebted to the Company or its subsidiary at any time since the beginning of the Company's last fiscal year.

TRANSACTIONS WITH SHAREHOLDERS AND MANAGEMENT

On September 30, 1994, certain shareholders agreed to convert principal and interest on debt owed them into common stock of the Company. This resulted in the issuance of 700,000 additional common shares, and the reclassification of $48,471 of debt to common stock and additional paid-in capital as of September 30, 1994.

On February 7, 1995, the Company acquired a 4% reversionary working interest in Brazos Block 398 in the Gulf of Mexico (the "Block") from two directors, Brian
A. Lingard and Edward T. Story, Jr., in exchange for the issuance of 4,331,250 and 618,750 shares, respectively, of the Company's common stock. This interest had significant potential based upon enhancement work which was to be undertaken by the operator, Falcon Seaboard Oil Company. This work was subsequently completed and has been unsuccessful. Lingard and Story agreed to serve as President of, and as a Consultant to, the Company, respectively, without compensation through March 31, 1996.

On March 29, 1996, the Company acquired an additional 12% interest in SOTAMO in exchange for the issuance of 5,450,000 shares of the Company's Common Stock. The acquisition of this interest was consummated through the acquisition by the Company of a privately held corporation, of which each of William C. Penttila and Dennis M. Buck was a Director, officer and a significant shareholder. Each of Messrs. Penttila and Buck received 1,589,583 shares of Territorial common stock in connection therewith. At the time of the transaction, Mr. Penttila was a Director of the Company. Subsequent to such transaction, Mr. Penttila also became the President and Chief Operating Officer of the Company and Mr. Buck became Vice President Exploration of the Company.

On March 31, 1996, the Company entered into an Option Agreement (the "Option") with Asia Energy Ltd., the Company's largest shareholder ("AEL"). The Option, as amended to date, grants to AEL the right to purchase up to 29 of the 119 shares of SOTAMO owned by the Company at a per share price of $50,000. The Option expires July 31, 1996, unless otherwise extended. AEL paid the Company $20,000 cash in consideration for the granting of the Option. Daniel A. Mercier, the President, a Director and a shareholder of AEL, was appointed a Director of the Company on April 12, 1996. On May 9, 1996, AEL purchased five SOTAMO shares from the Company for $250,000 cash, which has been paid in full. On
June 20, 1996, Mr. Mercier was appointed Chairman of the Board and Chief Executive Officer of the Company. Messrs. Bonnycastle and Baker are also affiliates of AEL. See Item 11 "Security Ownership of Certain Beneficial
Owners and Management."

On June 20, 1996, the Board of Directors of the Company (with Mr. Mercier abstaining from voting) approved, in principle, the concept of a business combination with AEL. For a description of this proposed transaction, see
Item 1 "Description of Business - Business Development - Transactions Relating to SOTAMO."

On June 20, 1996, the Board of Directors approved the granting of options to acquire the following numbers of shares of Territorial common stock to the persons identified below:

          William C. Penttila                270,000
          Dennis M. Buck                     270,000
          Daniel A. Mercier                  270,000
          Douglas N. Baker                   100,000
          Lois S. Milard                      30,000
          Dawna Allinson                      30,000
          Stephen Gray                        30,000
                                           ---------
                                           1,000,000

The options vest as to one-third immediately, one-third on the first anniversary date and one-third on the second anniversary date in all cases except Mr. Gray's which vest immediately. The options are exercisable at $0.30 per share.

                                       PART IV

Item 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

   (a)   The following documents are filed as a part of this report:

         1. FINANCIAL STATEMENTS. The financial statements of Territorial Resources, Inc., and the related report of independent accountants are provided at page 19 of this Report and are incorporated herein by reference.

         2.  EXHIBITS.

         10.3 SOCO Tamtsag Mongolia, Inc. share acquisition and related agreements, including agreements to purchase Territorial Resources, Inc. warrants, by and between the Company and Exploration Associates, L.L.C. and MP Holdings Limited, dated March 31, 1995. (Exhibit 2 to Report on 8-K dated March 31, 1995.)

         10.4 Agreement between the Company and Canadian Conquest Exploration, Inc., concerning Saddle Hills property acquisition and Territorial Resources, Inc. share issuance, dated March 31, 1995. (Exhibit 1 to Report on 8-K dated March 31, 1995.)

         10.5 Plan and Agreement of Reorganization, dated as of March 12, 1996, by and among William C. Penttila, Dennis M. Buck, Michael C. Nemec, Thomas B. Patrick and the Company (Exhibit 2.0 to Report on Form 8-K dated March 29, 1996.)

         10.6 Option Agreement, dated March 1, 1996, by and between Asia Energy Ltd. and the Company (Exhibit 10.1 to Report on 8-K dated March 29, 1996.)

         21  Subsidiaries*

         23.1  Consent of Donald L. Oliver, Reserve Engineer*

         23.2  Consent of DL Paddock & Associates Ltd.*

         27  Financial Data Schedule*

- ---------------
*Filed with this Report.


   (b)   Reports on Form 8-K and 8-K/A:

         Report on Form 8-K dated March 29, 1996, reporting the acquisition of TRI Mongolia, Inc., as amended by Form 8-k/A-1 thereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on behalf by the undersigned, thereunto duly authorized.

                                        TERRITORIAL RESOURCES, INC.



July 12, 1996                           By:/s/ Daniel A. Mercier
                                           -------------------------------
                                           Daniel A. Mercier, Chairman of the
                                           Board and Chief Executive Officer


July 12, 1996                           By:/s/ Douglas N. Baker
                                           -----------------------------------
                                           Principal and Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



July 12, 1996                           By:/s/ Andrew Davis
                                           -------------------------------
                                           Andrew Davis
                                           Director



July 12, 1996                           By:/s/ Donald L. Oliver
                                           -------------------------------
                                           Donald L. Oliver
                                           Director



July 12, 1996                           By:/s/ Edward T. Story, Jr.
                                           -------------------------------
                                           Edward T. Story, Jr.
                                           Director



July 12, 1996                           By:/s/ William C. Penttila
                                           -------------------------------
                                           William C. Penttila
                                           Director



July 12, 1996                           By:/s/ Daniel A. Mercier
                                           -------------------------------
                                           Daniel A. Mercier
                                           Director




July 12, 1996                           By:/s/ Richard A. N. Bonnycastle
                                           -------------------------------
                                           Richard A. N. Bonnycastle
                                           Director

                     INDEX TO FINANCIAL STATEMENTS AND SCHEDULES



                                                           Page

Independent Auditor's Report
                                                            20

Balance Sheets as of March 31, 1996 and 1995                21

Statements of Operations for the Years Ended
       March 31, 1996, 1995, and 1994                       23

Statement of Changes in Stockholders' Equity
       for the Years Ended March 31, 1996, 1995, and 1994   24

Statements of Cash Flows for the Years Ended
       March 31, 1996, 1995, and 1994                       25

Notes to Financial Statements                          26 - 30

                             INDEPENDENT AUDITOR'S REPORT



Board of Directors and Stockholders
Territorial Resources, Inc.

We have audited the accompanying consolidated balance sheets of Territorial Resources, Inc. and subsidiary as of March 31, 1996 and 1995, and the related statements of operations, changes in stockholders' equity and cash flows for each of the years in the three-year period ended March 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Territorial Resources, Inc. and subsidiary as of March 31, 1996 and 1995, and the results of its operations and its cash flows for each of the years in the three-year period ended March 31, 1996, in conformity with generally accepted accounting principles.

The Company's primary asset is an investment in SOCO Tamtsag Mongolia, Inc. which is a company engaged in oil and gas exploration in Mongolia. SOCO Tamtsag Mongolia, Inc. has not yet discovered any proved reserves in Mongolia (see also discussion of Mandatory Loan Obligations in Note 10).


HEIN + ASSOCIATES, LLP
Houston, Texas


June 17, 1996

                             TERRITORIAL RESOURCES, INC.
                             CONSOLIDATED BALANCE SHEETS
                               March 31, 1996 and 1995

                                        ASSETS
                         (in thousands, except share amounts)


                                                      1996              1995
                                                    --------          --------

CURRENT ASSETS:
      Cash                                        $       39        $       50
                                                  ----------        ----------
      Accounts receivable:
        Oil and gas receivables                           10                17
        Other, less allowance for
          doubtful accounts of $4,000
          at March 31, 1995.                               -                 5
                                                  ----------        ----------
                                                          10                22
                                                  ----------        ----------

      Total Current Assets                                49                72
                                                  ----------        ----------

NOTE RECEIVABLE (Note 4)                                  10                 -
                                                  ----------        ----------


INVESTMENT IN SOCO TAMTSAG
     MONGOLIA, INC. (Note 2)                          1,744                128
                                                  ----------        ----------


PROPERTY AND EQUIPMENT, at cost:
      Oil and gas, properties,
        full cost method                               7,934             7,975
      Less:   Accumulated depreciation,
              depletion,impairment and
              amortization                            (7,792)           (7,766)
                                                  ----------        ----------

                                                         142               209
                                                  ----------        ----------


TOTAL ASSETS                                          $1,945          $    409
                                                  ----------        ----------
                                                  ----------        ----------



             See accompanying notes to consolidated financial statements.

                             TERRITORIAL RESOURCES, INC.
                       CONSOLIDATED BALANCE SHEETS -- continued
                               March 31, 1996 and 1995

                         LIABILITIES AND STOCKHOLDERS' EQUITY
                         (in thousands, except share amounts)


                                                       1996              1995
                                                      ------            ------

CURRENT LIABILITIES:
      Accounts payable                            $       15          $     19
      Accrued liabilities and other                       49                 4
                                                  ----------        ----------

      Total current liabilities                           64                23
                                                  ----------        ----------


COMMITMENTS AND CONTINGENCIES
      (Notes 9 and 10)

TOTAL LIABILITIES                                         64                23
                                                  ----------        ----------

STOCKHOLDERS' EQUITY (Notes 3 and 7):
      Preferred stock, $0.10 par value;
        non-voting; non-cumulative;
        1,437,500 shares authorized;
        none outstanding                                   -                 -

      Common stock, no par value, $.001
        stated value; 30,000,000 shares
        authorized; 26,066,112 and
        11,791,112 shares issued in 1996
        1995, respectively                                26                12
      Stock subscriptions to acquire
        8,785,008 shares of common stock                   -                 9
      Additional paid-in capital                       5,399             3,853
      Accumulated deficit, $5,121 deficit
        eliminated in quasi-reorganization
        effective March 31, 1986                      (3,527)           (3,471)
      Treasury stock, 5,456 shares, at cost              (17)              (17)
                                                  ----------        ----------

      TOTAL STOCKHOLDERS' EQUITY                       1,881               386
                                                  ----------        ----------

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                                  $1,945           $   409
                                                  ----------        ----------
                                                  ----------        ----------



             See accompanying notes to consolidated financial statements.

                             TERRITORIAL RESOURCES, INC.
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                  FOR THE YEARS ENDED MARCH 31, 1996, 1995 AND 1994

                       (in thousands, except per share amounts)


                                                1996        1995        1994
                                                ----        ----        ----

REVENUES:
     Oil and gas sales                     $       39  $       77  $      137
     Interest and other income                      2           -           -
                                           ----------  ----------  ----------

                                                   41          77         137
                                           ----------  ----------  ----------

COSTS AND EXPENSES:
     Oil and gas production                         7          24         114
     Depreciation, depletion and
       amortization                                26          31          81
     Write down of oil and gas properties           -          79         241
     General and administrative                    64          88         128
     Interest                                      -            -           4
                                           ----------  ----------  ----------

                                                   97         222         568
                                           ----------  ----------  ----------

NET LOSS                                   $      (56) $     (145) $     (431)
                                           ----------  ----------  ----------
                                           ----------  ----------  ----------

Net Loss per share                         $    (.003) $     (.01) $     (.04)
                                           ----------  ----------  ----------

WEIGHTED AVERAGE SHARES OUTSTANDING$           20,591     12,868*      11,791
                                           ----------  ----------  ----------
                                           ----------  ----------  ----------



             See accompanying notes to consolidated financial statements.


* Stock subscriptions issued were treated as outstanding common stock for purposes of computing the weighted average shares outstanding.

                             TERRITORIAL RESOURCES, INC.
              CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                  FOR THE YEARS ENDED MARCH 31, 1996, 1995 AND 1994
                        (in thousands, except share amounts)


                                                                        Additional   Accumu-   Treasury
                                 Common Stock     Stock Subscriptions    Paid-In      lated     Stock
                            -----------------------------------------
                                Shares  Amount     Shares      Amount    Capital     Deficit    Amount
                            --------------------------------------------------------------------------
Balance at
April 1, 1994               11,741,112  $ 12            -          -     $ 3,589     $(2,895)   $ (17)
                            --------------------------------------------------------------------------

Stock warrants
  exercised                     50,000     -            -          -           -           -        -

Net Loss                             -     -            -          -           -        (431)       -
                            --------------------------------------------------------------------------

Balance at
 March 31, 1994             11,791,112    12            -          -       3,589      (3,326)     (17)
                            --------------------------------------------------------------------------
                            --------------------------------------------------------------------------

Shares issued to
  acquire assets                     -     -    7,950,000          8         216           -        -

Debt converted to
  common stock                       -     -      700,000          1          48           -        -

Stock warrants
  exercised                          -     -      150,000          -           1           -        -

Shares acquired from
  former officer                     -     -      (25,000)         -           -          (1)       -

Shares issued as
  compensation to
  officer                            -     -       10,000          -           -           -        -

Net loss                             -     -            -          -           -        (145)       -
                            --------------------------------------------------------------------------

Balance at
  March 31, 1995            11,791,112    12    8,785,000          9       3,853      (3,471)     (17)
                            --------------------------------------------------------------------------
                            --------------------------------------------------------------------------

Stock issued for
  stock subscriptions        8,785,000     9   (8,785,000)        (9)          -           -        -

Shares issued to
  acquire TRI
   Mongolia                  5,450,000     5            -          -       1,545           -        -

Shares issued as
  compensation to
  officer, director and
  other third parties           43,000     -            -          -           3           -        -

Shares cancelled as
  proceeds for
  Account Receivable            (3,000)    -            -          -           -           -        -

Net loss                             -     -            -          -           -         (56)       -
                            --------------------------------------------------------------------------

Balance at
March 31, 1996              26,066,112   $26            0         $0      $5,399     $(3,527)    $(17)
                            --------------------------------------------------------------------------
                            --------------------------------------------------------------------------


             See accompanying notes to consolidated financial statements.

                             TERRITORIAL RESOURCES, INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE YEARS ENDED MARCH 31, 1996, 1995 AND 1994
                                    (in thousands)


                                                                  1996            1995            1994
                                                                 ------          ------          ------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                        $    (56)       $   (145)       $   (431)
Adjustments to reconcile net loss
to cash used by operations:
       Provision for doubtful accounts                                 -               4               -
       Depreciation, depletion
         and amortization                                             26              31              81
       Write down of oil and gas properties                            -              79             241
       Changes in operating assets
         and liabilities:
           Accounts receivable                                        14              (4)             35
           Other current assets                                        -               7               -
           Accounts payable                                           (4)             14              21
           Accrued liabilities and other                              (3)             (8)              4
                                                                --------        --------        --------

Cash used by operating activities                                    (23)            (22)            (49)
                                                                --------        --------        --------

CASH FLOWS FROM INVESTMENT ACTIVITIES:
Additions to investment in SOCO Tamtsag Mongolia, Inc.               (38)             (3)              -
Proceeds from the sale of option to acquire SOCO
  Tamtsag Mongolia, Inc. stock                                        20               -               -
Additions to property and equipment                                    -              (5)              -
Proceeds from sales of property                                       30              79              53
                                                                --------        --------        --------

Cash provided by investment activities                                12              71              53
                                                                --------        --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from stockholders                                             -               -               4
Repayment of debt                                                      -               -             (22)
                                                                --------        --------        --------

Cash used by financing activities                                      -               -             (18)
                                                                --------        --------        --------

Increase (decrease) in cash                                          (11)             49             (14)
Cash - beginning of year                                              50               1              15
                                                                --------        --------        --------
Cash - end of year                                              $     39        $     50        $      1
                                                                --------        --------        --------
                                                                --------        --------        --------

SUPPLEMENTAL CASH FLOW INFORMATION:

Acquisition of oil and gas properties
  with common stock (subscribed at March 31, 1995)              $      -        $    100        $      -
Acquisition of interest in SOCO
       Tamtsag Mongolia, Inc. in
       exchange for common stock                                   1,550             125               -
Conversion of debt to common stock                                     -              48               -
Assignment of oil and gas properties
       in settlement of liabilities                                    -              65               -
Collection of account receivable in exchange for
       cancellation of common stock                                    2               -               -
Note receivable received upon sale of oil and gas properties          10               -               -
                                                                --------        --------        --------
                                                                --------        --------        --------


             See accompanying notes to consolidated financial statements.

                             TERRITORIAL RESOURCES, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            March 31, 1996, 1995 and 1994


1.     BUSINESS

BUSINESS

Territorial Resources, Inc., formerly Egret Energy Corporation, (the Company) is engaged in international oil and gas exploration, primarily in Mongolia.
Through its 13 percent ownership in SOCO Tamtsag Mongolia, Inc., the Company is presently indirectly active in Mongolia. Such activity may encompass development and possibly production as well as exploration. In addition, the Company owns working interests, minerals and/or overriding royalty interests primarily in the Province of Alberta, Canada and Kansas, Colorado, California, and Texas.


2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

INVESTMENT IN SOCO TAMTSAG MONGOLIA, INC.

The Company accounts for its investment in SOCO Tamtsag Mongolia, Inc. under the cost method of accounting as its investment represents a minority, non-controlling interest of approximately 13 percent (119 shares) of the outstanding common stock of SOCO Tamtsag Mongolia, Inc. All costs related to this investment are capitalized. A director of Territorial is also the Managing Director of SOCO Tamtsag Mongolia and the President of SOCO International, Inc., the largest shareholder of SOCO Tamtsag Mongolia. The Company's investment in SOCO Tamtsag Mongolia Inc. is periodically reviewed for impairment in value.

OIL AND GAS OPERATIONS

The Company accounts for its oil and gas exploration and development activities under the full cost method of accounting. Under this method, all productive and nonproductive exploration and development costs incurred in finding oil and gas reserves are accumulated and capitalized in cost centers. The Company has two cost centers (the continental United States and Canada) for its oil and gas activities. No gain or loss is recognized on the sale or disposition of a property, except in extraordinary circumstances. Net oil and gas properties were $142,000 and $209,000 at March 31, 1996 and 1995, respectively. Substantially all of the Company's oil and gas properties at March 31, 1996 are classified as proved developed reserves.

LIMITATION ON CAPITALIZED COSTS

Capitalized costs of productive and nonproductive properties in a cost center are limited to the present value of after tax future net revenues (discounted at 10%) from estimated proved oil and gas reserves and the lower-of-cost or fair market value of unproved properties. The Company wrote down its oil and gas properties at March 31, 1995 and March 31, 1994 by $79,000 and $241,000 respectively , to reduce the carrying value of the properties to the limitation described above. There was no write-down during fiscal 1996.

DEPRECIATION, DEPLETION AND AMORTIZATION

Depreciation, depletion and amortization (DD&A) of the cost of oil and gas properties is provided on the unit-of-production method based on proved oil and gas reserves. Gas is converted to equivalent barrels on a basis of six MCF of gas to one barrel of oil. DD&A per equivalent barrel was $4.94, $4.94 and $6.45 for the years ended March 31, 1996, 1995 and 1994, respectively.

                             TERRITORIAL RESOURCES, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (Continued)

INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. Under this method, deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to differences between the financial statement and tax bases of its existing assets and liabilities. Income tax expense or benefit represents the current tax payable or refundable for the period plus or minus the tax effect of the net change in the deferred tax assets and liabilities.

NET LOSS PER SHARE OF COMMON STOCK

Net loss per share of common stock was computed based on the weighted average number of common shares outstanding. There were no common stock equivalents outstanding in 1994, since all shares issued to a former officer were considered vested. Stock subscriptions issued in 1995 were treated as outstanding common stock for purposes of computing the weighted average number of common shares. Primary and fully-diluted net loss per share were substantially the same for all years presented. Stock warrants were outstanding for a portion of fiscal 1995 and all of fiscal 1996. These warrants were antidilutive and were therefore not considered in determining the weighted average number of common shares outstanding for fiscal 1995 and fiscal 1996.


3.     QUASI-REORGANIZATION

On June 13, 1986, the Board of Directors resolved that a quasi-reorganization be implemented as of March 31, 1986, for financial reporting purposes.
Accordingly, the Company transferred the deficit ($5,121,000) in retained earnings as of March 31, 1986, to additional paid-in capital.


4.     NOTE RECEIVABLE

The note receivable represents an amount due from the sale of an oil and gas property. The note is to be repaid from a percentage of net production revenue generated by the property for a fixed time period, and is secured by the property.


5.     INCOME TAXES

At March 31, 1996, the Company had net operating loss carry forwards (NOL'S) of approximately $8,800,000 available to offset future taxable income. The carry forwards expire beginning in 1996. The NOL's are limited as to usage to approximately $32,000 per year. As of March 31, 1996, approximately $126,000 of the NOL was available for use. The Company also has a tax credit carry forward of $55,000. The usage of this credit is also limited.

As of March 31, 1995 and 1996, the Company's deferred tax assets exceeded its deferred tax liabilities. A valuation allowance for the entire amount of the excess was provided at both March 31, 1995 and 1996.


6.     REVENUES - SIGNIFICANT CUSTOMERS

Four customers have accounted for more than 10% of the Company's oil and gas
sales during the years ended March 31, 1996, and 1995.   Norcen Energy Resources
and Snyder Oil Corporation accounted for approximately $14,000 and $6,000, respectively, of the Company's oil and gas sales in 1996; and Maxus Energy and Noram Resources (Arkla) accounted for approximately $9,000 and $14,000, respectively, of the Company's oil and gas sales in 1995. No single customer accounted for 10% or more of the Company's sales in the year ending March 31, 1994.

                             TERRITORIAL RESOURCES, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (Continued)


7.     STOCKHOLDERS' EQUITY

On September 30, 1994, certain shareholders forgave the principal and interest on debt owed the shareholders, amounting to $48,471, in exchange for 700,000 shares of the Company's common stock. The shares of common stock were issued subsequent to March 31, 1995 and were recorded as stock subscriptions in the accompanying balance sheet at March 31, 1995 and as shares outstanding at March 31, 1996.

On December 10, 1994, legal counsel of the Company exercised warrants to acquire 150,000 shares of the Company's common stock at $.01 per share. The shares of common stock were issued after March 31, 1995 and were recorded as stock subscriptions at March 31, 1995 and as shares outstanding at March 31, 1996.

On February 7, 1995, the Company acquired a 4% reversionary working interest in Brazos Block 398 in the Gulf of Mexico (the "Block") from two directors, Brian
A. Lingard and Edward T. Story, Jr., in exchange for the issuance of 4,950,000 shares of the Company's common stock. The reversionary working interest was recorded at zero cost because Mr. Lingard and Mr. Story had no basis in the working interest. The shares of common stock were issued subsequent to March 31, 1995 and were recorded as stock subscriptions at March 31, 1995. Lingard and Story served as President of, and as consultant to, the Company, respectively, without compensation for the year ended March 31, 1996.

On March 31, 1995, the Company acquired a one percent (1%) interest in SOCO Tamstag Mongolia, Inc. ("SOTAMO"), in exchange for the issuance of two million shares of the Company's common stock, along with warrants to acquire two million additional shares at $.10 per share, which expire December 31, 1996 (the "Warrants"). Mr. Edward T. Story, Jr. is the President of SOCO International, Inc., the largest shareholder of SOTAMO. A value of $125,000 was placed on the investment in SOTAMO, based upon previous cash purchases of common stock of SOTAMO. The shares of common stock were issued subsequent to March 31, 1995 and were recorded as stock subscriptions at March 31, 1995.

On March 31, 1995, the Company acquired from Canadian Conquest Exploration, Inc. ("CCE"), an unaffiliated third party, a 2.5% gross overriding royalty interest in the Saddle Hills producing property located in the Province of Alberta, Canada in exchange for one million shares of the Company's common stock. The acquisition was valued at $100,000 based upon a reserve report prepared by an independent party. The shares of common stock were issued subsequent to March 31, 1995 and were recorded as stock subscriptions at March 31, 1995 and as shares outstanding at March 31, 1996.

On March 31, 1995, the Company compensated its corporate secretary for services rendered to the Company by the issuance of 10,000 shares of its common stock. A cost of $390 was recorded for the services, based upon the fair market value of the shares. The shares of common stock were issued subsequent to March 31, 1995 and were recorded as stock subscriptions at March 31, 1995.

On March 31, 1995, the Company settled a dispute concerning compensation for services rendered to the Company by the former corporate secretary. 25,000 shares of its common stock previously issued to its former corporate secretary were returned to the Company without compensation. The shares of common stock were reacquired without compensation subsequent to March 31, 1995, and were recorded as retired at March 31, 1995. A cost of $975 was placed on the reacquisition of these shares, based upon the fair market value of the shares.

On March 29, 1996, the Company acquired an additional 12% interest in SOTAMO in exchange for the issuance of 5,450,000 shares of the Company's Common Stock. A value of $1,550,198 was placed on the additional investment in SOTAMO, which was based on the net book value per share of the Company's original investment in SOTAMO, plus the related Mandatory Loan Obligations made through March 31, 1996, multiplied by the additional shares acquired. As part of the acquisition, 975,000 of the Warrants were cancelled. At March 31, 1996, warrants to acquire 1,025,000 shares of common stock remain outstanding.

                             TERRITORIAL RESOURCES, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (Continued)


On March 31, 1996, the Company entered into an Option Agreement (the "Option") with its largest shareholder, Asia Energy Ltd. ("AEL"). The Option, which was revised by letter dated April 27, 1996, gives AEL the right to buy up to 29 of the 119 shares of SOTAMO owned by the Company at a per share price of $50,000. The Option expires July 31, 1996, unless otherwise extended. AEL paid the Company of $20,000 in consideration for the granting of the Option. On May 9, 1996, AEL purchased five SOTAMO shares from the Company for $250,000 cash, which has been paid in full. Further, on June 20, 1996, the Company's Board of Directors approved, in principle, the acquisition of AEL. The approval, in principle, provides, among other things, for the Company to issue 7,218,750 of its common shares to the AEL shareholders. AEL's assets include 5.3 million Territorial common shares which will be cancelled as part of this transaction.

During fiscal 1996, the Company compensated its corporate secretary, a director and two professionals for services rendered to the Company by the issuance of 43,000 shares of its common stock. A cost of $2,687 was recorded for the services, based on the estimated fair value of the shares. During fiscal 1996, the Company collected an account receivable due from a shareholder for $2,000 in exchange for the cancellation of 3,000 shares, which were valued at $187.


8.     SUBSEQUENT EVENTS

At the June 20, 1996 Board meeting the Company also approved the issuance of 100,000 shares of the common stock of the Company in exchange for the termination of 1,000,000 of the Warrants. Once this transaction is complete, 25,000 Warrants will remain outstanding - exercisable at $.10 per share, and expiring on December 31,1996.

On June 20, 1996, the Board of Directors approved the granting of options to acquire common shares to the following executives and employees:

              William C. Penttila           270,000
              Dennis M. Buck                270,000
              Daniel A. Mercier             270,000
              Douglas N. Baker              100,000
              Lois S. Milard                 30,000
              D.Allinson                     30,000
              Steve Gray                     30,000
                                          ---------
                                          1,000,000

The options vest as to one-third immediately, one-third on the first anniversary date and one-third on the second anniversary date in all cases except Mr. Gray which vest immediately. The options are exercisable at $0.30 per share.

9.     CONTINGENCIES

TRI Mongolia, Inc. ("TRM"), a subsidiary of Territorial, is a named defendant in an action styled, Leo Metcalf, III vs. Amgol, Inc., SOCO International, Inc., EAIT, CP&G Co., et al, cause no. 94-29503, in the 113th Judicial District Court of Harris County, Texas (the "Metcalf Lawsuit"). The plaintiff in the Metcalf Lawsuit, a former director of Amgol, Inc., has requested certain amounts be awarded to him based on alleged damages suffered as

                             TERRITORIAL RESOURCES, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (Continued)


a result of transactions entered into by Amgol without his approval and without Amgol contemporaneously acquiring and paying for certain interests the plaintiff claims to have owned. TRM has been named as a defendant, according to the lawsuit, as a result of its ownership interest in SOTAMO (which was owned by TRM's predecessor in interest at the time the alleged damages were suffered).

Each of the shareholders from whom Territorial acquired TRM have granted certain limited indemnification rights in favor of Territorial in the event TRM or Territorial is held liable under the Metcalf Lawsuit. Such shareholders have also pledged certain of the shares of Territorial common stock received by them in connection with such acquisition, in order to secure such indemnification obligations.

On July 1, 1996, SOCO International, Inc., a codefendant in this lawsuit, obtained a summary judgment confirming that SOCO was not liable for damages allegedly suffered by the plaintiff as a result of SOCO's ownership in SOTAMO. The Company intends to file for a similar judgment in the near future.

Although it is impossible at this time to predict the outcome of the Metcalf Lawsuit (which is currently scheduled for trial in October 1996), the Company believes TRM is not liable, in whole or in part, for the claims made in the Metcalf Lawsuit and that the Metcalf Lawsuit will not have a material adverse effect on the Company's assets or financial condition. The Company intends to vigorously pursue the defense of the Metcalf Lawsuit.

There are presently no other legal actions to which the Company is a party.

10.    COMMITMENT

In connection with its investment in SOTAMO, the Company has had, and expects to continue to have, Mandatory Loan Obligations. At the present time the Company does not have the financial resources to meet its expected Mandatory Loan Obligations. (The Company is currently seeking funds to be able to meet those obligations.) As discussed in Note 7, the Company sold five shares of SOTAMO to AEL for $250,000 and is currently negotiating a business combination with AEL pursuant to which the Company will acquire certain of the assets of AEL in exchange for common stock of the Company. AEL's assets include cash of approximately $250,000. Should the Company be unable to meet its Mandatory Loan Obligations, the Company will be subject to the default provisions of those loan obligations, which could lead to the Company forfeiting its ownership interest in SOTAMO.

                SUPPLEMENTAL INFORMATION - DISCLOSURES OF OIL AND GAS
                           PRODUCING ACTIVITIES - UNAUDITED

                  Costs incurred in Oil and Gas Producing Activities

                                               Years Ended March 31,
                                         --------------------------------------
                                        1996           1995           1994

Acquisition of proved properties       $      -       $100,000       $      -
Acquisition of unproved properties            -              -              -
Exploration costs                             -              -              -
Development costs                         8,978          4,918              -
                                       --------       --------       --------
                                       $  8,978       $104,918       $      -
                                       --------       --------       --------
                                       --------       --------       --------


RESERVE QUANTITIES

The following tables present estimates of the Company's proved developed oil and gas reserves. The Company has no proved undeveloped reserves. The Company emphasizes that reserve estimates are inherently imprecise and that estimates of new discoveries are more imprecise than those of producing oil and gas properties. Accordingly, the estimates are expected to change as future information becomes available. The estimates for March 31, 1994, 1995 and 1996 are based primarily upon a report prepared by a director of the Company, Mr. Donald L. Oliver, who is also the Company's former President. Estimates for 1996 only were based in part on a separate report prepared by D. L. Paddock & Associates, Ltd., an independent engineering firm.

                                             Oil (Bbls)          Gas (Mcfs)
                                              ----------          ----------


Reserves - March 31, 1993                      104,800             556,400
                                               -------             -------

      Revisions to previous estimates          (51,171)           (278,032)
      Production                                 2,600              59,500
                                               -------             -------

Reserves - March 31, 1994                       56,229             218,868
                                               -------             -------
                                               -------             -------

      Purchase of minerals in place                 -              202,311
      Property sales                           (53,580)            (91,850)
      Revisions to previous estimates            1,819              10,961
      Production                                  (877)            (33,403)
                                               -------             -------

Reserves - March 31, 1995                        3,591             306,887
                                               -------             -------
                                               -------             -------

      Property sales                              (613)            (41,627)
      Revisions to previous estimates               57              66,245
      Production                                (1,017)            (25,868)
                                               -------             -------

Reserves - March 31, 1996                        2,018             305,637
                                               -------             -------
                                               -------             -------

Breakdown of reserves by country
  at March 31, 1996
      United States                              2,018              42,637
      Canada                                         -             263,000
                                               -------             -------
                                                 2,018             305,637
                                               -------             -------
                                               -------             -------

Standardized Measure of Discounted Future Net Cash Flows

The following table presents the standardized measure of discounted future net cash flows relating to proved oil and gas reserves, in accordance with the Financial Accounting Standards Board Statement No. 69:


                                                 Years Ended March 31,
                                     -------------------------------------------
                                          1996           1995           1994
                                     -----------    -----------    ------------

Future cash inflows                 $  254,593     $  441,686     $1,402,021
Future production costs                (12,971)      (100,067)      (533,023)
Future development costs                     -              -              -
                                       ---------    ----------     ----------
                                       241,622        341,619        868,998


Future income taxes                          0              0        (32,684)
                                       ---------    ----------     ----------

Future net cash flows                  241,622        341,619        836,314

10% annual discount for estimated
timing of cash flows                   (79,130)      (132,962)      (478,673)
                                       ---------    ----------     ----------

Standardized measure of
discounted future net cash flows      $162,492     $  208,657     $  357,641
                                       ---------    ----------     ----------
                                       ---------    ----------     ----------


                         Changes in the Standardized Measure

The following are the principal sources of changes in the standardized measure of discounted future net cash flows for each of the three years ended March 31:


                                                                        Years Ended March 31,
                                                          ------------------------------------------------
                                                             1996              1995              1994
                                                         ------------      ------------      ------------

       Standardized measure of discounted future net
         cash flows (Beginning)                            $  208,657        $  357,641        $  732,000

       Sales of oil and gas, net of production costs          (32,000)          (53,000)          (23,000)

       Net changes in prices and production costs             (29,554)          (89,000)          (66,472)

       Revisions of previous quantity estimates                23,081            53,000          (365,300)

       Accretion of discount                                   20,865            35,764            73,200

       Purchases of reserves in place                               -            97,046                 -

       Sales of reserves in place                             (33,101)         (267,593)                -

       Net change in income taxes                                   -            32,684            63,173

       Other                                                    4,544            42,115           (55,960)
                                                         ------------      ------------      ------------

       Standardized measure of discounted future net
         cash flows (Ending)                               $  162,492        $  208,657        $  357,641
                                                           ----------        ----------        ----------
                                                           ----------        ----------        ----------


                                  INDEX TO EXHIBITS


               10.3 SOCO Tamtsag Mongolia, Inc. share acquisition and related agreements, including agreements to purchase Territorial Resources, Inc. warrants, by and between the Company and Exploration Associates, L.L.C. and MP Holdings Limited, dated March 31, 1995. (Exhibit 2 to Report on 8-K dated March 31, 1995.)

               10.4 Agreement between the Company and Canadian Conquest Exploration, Inc., concerning Saddle Hills property acquisition and Territorial Resources, Inc. share issuance, dated March 31, 1995. (Exhibit 1 to Report on 8-K dated March 31, 1995.)

               10.5 Plan and Agreement of Reorganization, dated as of March 12, 1996, by and among William C. Penttila, Dennis M. Buck, Michael C. Nemec, Thomas B. Patrick and the Company (Exhibit 2.0 to Report on Form 8-K dated March 29, 1996.)

               10.6 Option Agreement, dated March 1, 1996, by and between Asia Energy Ltd. and the Company (Exhibit 10.1 to Report on 8-K dated March 29, 1996.)

               21      Subsidiaries*

               23.1    Consent of Donald L. Oliver, Reserve Engineer*

               23.2    Consent of DL Paddock & Associates Ltd.*

               27      Financial Data Schedule*

- -----------------
*Filed with this Report.