Form 10QSB
period 1996-06-30
TERRITORIAL RESOURCES INC
filed 1996-08-13
CIK 319770

                                  FORM 10-QSB


                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

(Mark One)
          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 [X]      SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1996

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
(State or other jurisdiction of        (I.R.S. Employer Identification No.)
 incorporation or organization)

                 450 NORTH SAM HOUSTON PARKWAY EAST, SUITE 140
                             HOUSTON, TEXAS  77060
                   (Address of Principal Executive Offices)

         ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE: 713/447-3200

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X    No
    ---     ---

     As of August 12, 1996, the issuer had approximately 28,084,854 shares of Common Stock issued and outstanding.

     Transitional Small Business Disclosure Format       Yes        No X
                                                            ---       ---

                        PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements
- -------  --------------------

                          TERRITORIAL RESOURCES, INC.
                         Income Statements - Unaudited
                            June 30, 1996 and 1995
                                   ($1,000)


                                         Three Months Ended June 30,
                                         ---------------------------
                                             1996           1995
                                         -------------  ------------
REVENUES:

     Oil & Gas Sales                       $         9   $         8
                                           -----------   -----------

          Total Revenues                             9             8
                                           -----------   -----------

COSTS AND EXPENSES:

     Production Costs                                1             1
     Depreciation, Depletion
       and Amortization                              5             6
     General and Administrative                     10            13
                                           -----------   -----------

          Total Costs & Expenses                    16            20
                                           -----------   -----------


NET INCOME (LOSS) BEFORE INCOME TAXES              (7)          (12)
                                           -----------   -----------

     Income Tax Provision                            -             -
                                           -----------   -----------

NET INCOME (LOSS)                          $       (7)   $      (12)
                                           -----------   -----------

NET INCOME (LOSS) PER SHARE                    (.0003)       (.0006)
                                           ===========   ===========

Average Common Shares Outstanding           26,066,112    20,570,656
                                           ===========   ===========

See notes to condensed financial statements.

                          TERRITORIAL RESOURCES, INC.
                                 Balance Sheets
                                    Assets
                                   ($1,000)


                                      Unaudited
                                        June       March
                                       30, 1996   31, 1996
                                      ---------   --------

CURRENT ASSETS:

     Cash                             $      87  $      39
     Accounts Receivable:
       Oil and Gas Sales                      6         10
       Other                                  -          -
     Prepaids                                 7          -
                                      ---------   --------

          Total Current Assets              100         49
                                      ---------   --------

NOTE RECEIVABLE                              10         10
                                      ---------   --------

INVESTMENT IN SOCO TAMTSAG
     MONGOLIA, INC.                       1,978      1,744


PROPERTY AND EQUIPMENT, AT COST:

    Oil and Gas (full cost
      accounting)                         7,934      7,934


    Less:  Accumulated depreciation,
           depletion & amortization      (7,797)    (7,792)
                                      ---------   --------


         Total Property & Equipment         137        142
                                      ---------   --------


TOTAL ASSETS                          $   2,225   $  1,945
                                      ---------   --------

See notes to condensed financial statements.

                          TERRITORIAL RESOURCES, INC.
                                Balance Sheets
                     Liabilities and Stockholders' Equity
                                   ($1,000)


                                             Unaudited
                                              June 30   March 31
                                               1996      1996
                                             ---------  --------

CURRENT LIABILITIES:

     Accounts payable                         $     7       15
     Accrued liabilities and other                 95       49
     Due to affiliated party                      250        -
                                              -------  -------

          Total Current Liabilities               352       64
                                              -------  -------

          Total Liabilities                       352       64
                                              -------  -------

STOCKHOLDERS' EQUITY:

     Common stock, no par value, $.001
       stated value; 30,000,000 shares
       authorized; 26,066,112 shares
       issued at June 30, 1996 and
       March 31, 1996,                             26       26
     Additional paid-in capital                 5,399    5,399
     Accumulated deficit, $5,121 deficit
       eliminated in quasi-reorganization
       effective March 31, 1986                (3,535)  (3,527)
     Treasury stock, 5,456 shares, at cost        (17)     (17)
                                              -------  -------

     TOTAL STOCKHOLDERS' EQUITY                 1,873    1,881
                                              -------  -------

TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY                                      $ 2,225  $ 1,945
                                              -------  -------
See notes to condensed financial statements.

                          TERRITORIAL RESOURCES, INC.
                     Statements of Cash Flows - Unaudited
               For the Three Months Ended June 30, 1996 and 1995
                                   ($1,000)

                                                    Three Months Ended June 30,
                                                    ---------------------------
                                                        1996          1995
                                                    ------------  -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                  $ (7)          $(12)
     Adjustments to reconcile net income to
       cash provided (used) by operations:
         Depreciation, depletion and
          amortization                                     5              6
         Changes in operating assets
          and liabilities:
            Accounts receivable                            4             16
            Prepaid Expenses                              (7)            (3)
            Accounts payable                              (8)           (15)
            Accrued liabilities                           45             (2)
                                                       -----          -----

     Cash provided by (used in) operations                32            (10)
                                                       -----          -----

CASH FLOW FROM INVESTMENT ACTIVITIES:
     Additional Investment in
       SOCO Tamtsag Mongolia, Inc.                      (234)             -
     Additions to property and equipment                   -              -
     Proceeds from sales of oil and gas property           -              7
                                                       -----          -----

     Cash provided (used in) from
       investment activities                            (234)             7
                                                       -----          -----

CASH FLOW FROM FINANCING ACTIVITIES:
     Repayment of Debt                                     -              -
     Advances from affiliate                               -              -
     Issuance of debt                                      -              -
     Issuance of common stock                              -              -
     Advance from affiliated party                       250              -
                                                       -----          -----

     Cash provided by (used in)
       financing activities                              250              -
                                                       -----          -----
     Change in cash balance                               48             (3)
                                                       -----          -----
     Cash balance - beginning                             39             50
                                                       -----          -----
     Cash balance - ending                             $  87          $  47
                                                       -----          -----
See notes to condensed financial statements.

                          TERRITORIAL RESOURCES, INC.
                    Notes to Condensed Financial Statements
                           June 30, 1996 (Unaudited)

(1) The information presented in this report on Form 10-QSB is condensed from what would appear in annual financial statements. Accordingly, the financial statements included herein should be read in conjunction with the consolidated financial statements and notes thereto contained in the Territorial Resources, Inc., March 31, 1996 Form 10-KSB. The financial statements included herein include all adjustments that in the opinion of management are necessary in order to make the financial statements not misleading.

(2) The results for the interim period are not necessarily indicative of results to be expected of the Company for the fiscal year ended March 31, 1997, due to seasonal or other factors. The Company believes that the interim period reports filed on Form 10-Q are representative of its financial position, changes in financial position and results of operations for the periods covered thereby.

(3) There is no provision for income taxes for the three-month period ended June 30, 1996.



Item 2.  Management's Discussion and Analysis or Plan of Operation
- -------  ---------------------------------------------------------

Plan of Operation

     On March 31, 1996, Territorial Resources, Inc. ("Territorial" or the "Company") entered into an Option Agreement (the "Option Agreement") with its largest shareholder, Asia Energy Ltd. ("AEL"). The Option Agreement, as later amended, granted AEL the right to purchase up to 29 of the 119 shares of SOCO Tamtsag Mongolia, Inc., a Delaware close corporation ("SOTAMO"), then owned by Territorial at a per share price of $50,000. On May 9, 1996, AEL purchased five SOTAMO shares from Territorial for $250,000 cash pursuant to the Option Agreement. The sale of such five SOTAMO shares to AEL is reflected on Territorial's interim balance sheet as of June 30, 1996, as a payable to AEL since (as described below) such shares were in fact repurchased by Territorial on July 19, 1996.

     As disclosed in its Report on Form 8-K filed with the Securities and Exchange Commission on or about August 1, 1996, Territorial re-acquired the above-described five SOTAMO shares from AEL on July 19, 1996, together with certain other assets of AEL (including certain cash and the cancellation of the Option Agreement). Territorial issued 1,198,750 shares of its common stock, no par value, to AEL in connection with such transactions. These transactions resulted in the Company receiving approximately $267,000 in cash, the elimination of a payable to AEL and the issuance of Territorial common stock valued at approximately $530,000.

     Management currently estimates that Territorial's minimum working capital commitments through the end of the current fiscal year will require it to secure an additional approximately $300,000. Such estimate is subject to change based on a number of factors, including among others additional costs that may be incurred in connection with its investment in SOTAMO. Such additional working capital funds may be sought through the sale of direct or indirect interests in Territorial's projects and assets, the sale of Territorial securities or, when appropriate, borrowing (or a combination of one or more of the foregoing). There can be no assurance, however, that such additional funds will be available to the Company upon terms deemed acceptable to management. In the event such funds are not secured, Territorial may be required to forfeit all or a potion of its share of SOTAMO.

Management's Discussion and Analysis of Financial Condition and Results of Operations

     There were no material variations in revenue and expenses from operations for the quarter ended June 30, 1996 versus June 30, 1995. See "Plan of Operation" above.


                          PART II.   OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K
- -------  --------------------------------

(a)  Exhibit 27 - Financial Data Schedule

(b)  Report on Form 8-K

     On August 1, 1996, a Report on Form 8-K reporting under item 5 thereof the issuance to Asia Energy Ltd. of the 1,918,750 shares of Territorial common stock on July 19, 1996, and the related transactions, was filed with the Securities and Exchange Commission.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    TERRITORIAL RESOURCES, INC.



                                        [Signature of Daniel A. Mercier
Dated:   August 13, 1996            By:  appears here]
                                        --------------------------
                                        Daniel A. Mercier
                                        Chairman of the Board and
                                        Chief Executive Officer