Form 10QSB
period 1996-09-30
TERRITORIAL RESOURCES INC
filed 1996-11-13
CIK 319770

                   U. S. Securities and Exchange Commission
                            Washington, D. C. 20549

                                  FORM 10-QSB

(Mark One)
           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 [X]       SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1996


          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 [  ]                       EXCHANGE ACT

                 For the transition period from            to

                          Commission File No. 0-9617

                          TERRITORIAL RESOURCES, INC.
       (Exact name of small business issuer as specified in its charter)

         COLORADO                                 84-0821158
(State or other jurisdiction of        (I.R.S. Employer Identification No.)
 incorporation or organization)

                 450 NORTH SAM HOUSTON PARKWAY EAST, SUITE 140
                             HOUSTON, TEXAS  77060
                   (Address of principal executive offices)

                                 281-931-0604
                          (ISSUER'S TELEPHONE NUMBER)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

 Yes  X  No
    ----    ----

     As of November 5, 1996, the issuer had 28,227,354 shares of Common Stock issued and outstanding.

     Transitional Small Business Disclosure Format     Yes        No   X
                                                          ----        ----

                        PART I.   FINANCIAL INFORMATION

                          TERRITORIAL RESOURCES, INC.
                                Balance Sheets
                                    Assets
                                   ($1,000)


                                          Unaudited
                                          September    March
                                          30, 1996   31, 1996
                                          ---------  ---------

CURRENT ASSETS:

   Cash                                   $       6  $      39
   Accounts Receivable:
      Oil and Gas Sales                           7         10
      Other                                       -          -
   Prepaids                                       9          -
                                          ---------  ---------
         Total Current Assets                    22         49
                                          ---------  ---------

NOTE RECEIVABLE                                  10         10
                                          ---------  ---------
INVESTMENT IN SOCO TAMTSAG
     MONGOLIA, INC.                           2,443      1,744

PROPERTY AND EQUIPMENT, AT COST:

   Oil and Gas (full cost accounting)         7,934      7,934


   Less:  Accumulated depreciation,
          depletion & amortization           (7,803)    (7,792)
                                          ---------   ---------


         Total Property & Equipment             131        142
                                          ---------   --------


TOTAL ASSETS                              $   2,606   $  1,945
                                          ---------   --------

See notes to condensed financial statements.

                          TERRITORIAL RESOURCES, INC.
                                Balance Sheets
                     Liabilities and Stockholders' Equity
                                   ($1,000)


                                               Unaudited
                                             September 30,     March 31,
                                                  1996           1996
                                             -------------      --------


CURRENT LIABILITIES:

     Accounts payable                              $   224           15
     Accrued liabilities and other                       -           49
     Due to affiliated party                            55            -
                                                   -------     --------

          Total Current Liabilities                    279           64
                                                   -------     --------

          Total Liabilities                            279           64
                                                   -------     --------

STOCKHOLDERS' EQUITY:

     Common stock, no par value, $.001
       stated value; 30,000,000 shares
       authorized; 28,084,854 and 26,066,112
       shares issued at September 30, 1996
       and March 31, 1996, respectively                 28           26
     Additional paid-in capital                      5,895        5,399
     Accumulated deficit, $5,121 deficit
       eliminated in quasi-reorganization
       effective March 31, 1986                     (3,579)      (3,527)
     Treasury stock, 5,456 shares, at cost             (17)         (17)
                                                   -------      -------
     TOTAL STOCKHOLDERS' EQUITY                      2,327        1,881
                                                   -------      -------
 TOTAL LIABILITIES AND STOCKHOLDERS'
          EQUITY                                   $ 2,606      $ 1,945
                                                   -------      -------
See notes to condensed financial statements.

                          TERRITORIAL RESOURCES, INC.
                         Income Statements - Unaudited
                          September 30, 1996 and 1995
                                   ($1,000)


                                         Three Months Ended September 30,
                                         --------------------------------
                                              1996             1995
                                         ---------------  ---------------

REVENUES:

     Oil & Gas Sales                         $         7      $         5
     Other Income                                      1                1
                                             -----------      -----------
          Total Revenues                               8                6
                                             -----------      -----------
COSTS AND EXPENSES:

     Production Costs                                  0                0
     Depreciation, Depletion
       and Amortization                                5                6
     General and Administrative                       48               11
                                             -----------      -----------
          Total Costs & Expenses                      53               17
                                             -----------      -----------
NET INCOME (LOSS) BEFORE INCOME TAXES                (45)             (11)
                                             -----------      -----------
     Income Tax Provision                              -                -
                                             -----------      -----------
NET INCOME (LOSS)                            $       (45)      $      (11)
                                             -----------      -----------
NET INCOME (LOSS) PER SHARE                        (.002)           (.001)
                                             ===========      ===========
Average Common Shares Outstanding             27,448,987       20,570,656
                                             ===========      ===========

See notes to condensed financial statements.

                          TERRITORIAL RESOURCES, INC.
                         Income Statements - Unaudited
                          September 30, 1996 and 1995
                                   ($1,000)


                                         Six Months Ended September 30,
                                         ------------------------------
                                              1996            1995
                                         --------------  --------------
REVENUES:

     Oil & Gas Sales                        $        16     $        13
     Other Income                                     1               1
                                            -----------     -----------
          Total Revenues                             17              14
                                            -----------     -----------
COSTS AND EXPENSES:

     Production Costs                                 1               1
     Depreciation, Depletion
       and Amortization                              10              12
     General and Administrative                      58              24
                                            -----------     -----------
          Total Costs & Expenses                     69              37
                                            -----------     -----------
NET INCOME (LOSS) BEFORE INCOME TAXES               (52)            (23)
                                            -----------     -----------
     Income Tax Provision                             -               -
                                            -----------     -----------
NET INCOME (LOSS)                           $       (52)     $      (23)
                                            -----------     -----------
NET INCOME (LOSS) PER SHARE                       (.002)          (.001)
                                            ===========     ===========
Average Common Shares Outstanding            26,761,328      20,570,656
                                            ===========     ===========


See notes to condensed financial statements.

                          TERRITORIAL RESOURCES, INC.
                      Statements of Cash Flows - Unaudited
            For the Three Months Ended September 30, 1996 and 1995
                                    ($1,000)

                                                Three Months Ended September 30,
                                                --------------------------------
                                                    1996              1995
                                                ---------------  ---------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                               $      (45)      $      (11)
  Adjustments to reconcile net income to
    cash provided (used) by operations:
      Depreciation, depletion and amortization             5                6
      Changes in operating assets
        and liabilities:
          Accounts receivable                             (1)               2
          Prepaid Expenses                                (1)               -
          Accounts payable                               218               (3)
          Accrued liabilities                            (95)              (1)
                                                  ----------       ----------

  Cash provided by (used in) operations                   81               (7)
                                                  ----------       ----------
CASH FLOW FROM INVESTMENT ACTIVITIES:
  Additional Investment in
    SOCO Tamtsag Mongolia, Inc.                         (465)              (3)
  Additions to property and equipment                      -                -
  Proceeds from sales of oil and gas property              -               23
                                                  ----------       ----------
    Cash provided (used in) from
      investment activities                             (465)              20
                                                  ----------       ----------
 CASH FLOW FROM FINANCING ACTIVITIES:
   Note receivable advances                                -              (10)
   Advances from affiliate                                 -                -
   Issuance of debt                                        -                -
   Issuance of common stock                              498                -
   Advance from affiliated party                          55                -
   Conversion of amount due to
     affiliated party to equity                         (250)               -
                                                  ----------       ----------
   Cash provided by (used in)
     financing activities                                303              (10)
                                                  ----------       ----------
   Change in cash balance                                (81)               3
                                                  ----------       ----------
   Cash balance - beginning                               87               47
                                                  ----------       ----------
   Cash balance - ending                          $        6       $       50
                                                  ----------       ----------
See notes to condensed financial statements.

                          TERRITORIAL RESOURCES, INC.
                     Statements of Cash Flows - Unaudited
             For the Six Months Ended September 30, 1996 and 1995
                                   ($1,000)



                                                Six Months Ended September 30,
                                                ------------------------------
                                                      1996            1995
                                                --------------   -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                               $     (52)     $      (23)
  Adjustments to reconcile net income to
    cash provided (used) by operations:
      Depreciation, depletion and amortization           10              12
      Changes in operating assets
        and liabilities:
          Accounts receivable                             3              18
          Prepaid Expenses                               (9)             (3)
          Accounts payable                              209             (18)
          Accrued liabilities                           (48)             (3)
                                                  ---------      ----------
  Cash provided by (used in) operations                 113             (17)
                                                  ---------      ----------
CASH FLOW FROM INVESTMENT ACTIVITIES:
  Additional Investment in
    SOCO Tamtsag Mongolia, Inc.                        (699)             (2)
  Additions to property and equipment                     -               -
  Proceeds from sales of oil and gas property             -              29
                                                  ---------      ----------
  Cash provided (used in) from
    investment activities                              (699)             27
                                                  ---------      ----------
CASH FLOW FROM FINANCING ACTIVITIES:
  Note receivable advances                                -             (10)
  Advances from affiliate                                 -               -
  Issuance of debt                                        -               -
  Issuance of common stock                              498               -
  Advance from affiliated party                          55               -
                                                  ---------      ----------
  Cash provided by (used in)
    financing activities                                553             (10)
                                                  ---------      ----------
  Change in cash balance                                (33)              0
                                                  ---------      ----------
  Cash balance - beginning                               39              50
                                                  ---------       ---------
  Cash balance - ending                           $       6       $      50
                                                  ---------       ---------
See notes to condensed financial statements.

                          TERRITORIAL RESOURCES, INC.
                    Notes to Condensed Financial Statements
                        September 30, 1996 (Unaudited)

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

(3) There is no provision for income taxes for the six-month period ended September 30, 1996.

(4) Subsequent Transactions. In October 1996, Territorial issued to certain non-U.S. persons 112,500 shares (the "Series B Preferred Shares") of its newly designated voting Preferred Stock, Series B, $0.10 par value each, a majority of which were acquired by affiliates of the Company. Each Series B Preferred Share is convertible, after March 31, 1997, following certain events, into five shares of Common Stock. In early November 1996, Territorial also issued, again to non-U.S. persons, an aggregate of 142,500 shares of Common Stock. The Company received an aggregate of approximately
     (US) $206,300 in connection with the sale of such Common Stock and such Series B Preferred Shares, and these proceeds were used to reduce the outstanding amounts payable balance (see Item 2 - Management's Discussion and Analysis or Plan of Operations).



Item 2. Management's Discussion and Analysis or Plan of Operation

     During the second quarter ended September 30, 1996, the primary focus of operations of Territorial Resources, Inc. ("Territorial" or the "Company") continued to be its varying direct and indirect interests in certain oil and gas related rights which it holds in the Tamtsag Basin of northeastern Mongolia. A portion of those interests are owned indirectly by Territorial as a result of its interests in SOCO Tamtsag Mongolia, Inc., a Delaware close corporation ("SOTAMO").

     Results of Drilling Program. In mid-October 1996, Territorial announced the results of the 1996 drilling program in the Tamtsag Basin. The SOTAMO 19-2 well, located in a contract area in which Territorial owns approximately a 13.22% interest, was drilled in late 1995 and suspended for the winter of 1995-96, and is being completed as a low rate producing oil well. The well was stimulated and swabbed during the summer of 1996 in efforts to clean out drilling mud and lost circulation material. The well produced 41 degrees API oil at various rates by swabbing from perforations between 8,865 feet and 8,944 feet and will be placed on production by pump. Production rates are yet to be determined. The oil pay zone was severely damaged due to lost circulation when the well was drilled. A number of seismically-controlled structures have been identified in close proximity to the 19-2 well. The Company intends to drill a delineation well in early 1997.

     The SOTAMO 22-1 well, located in a contract area in which Territorial again owns approximately a 13.23% interest, was drilled in the summer of 1996 to a total depth of approximately 8,589 feet. No oil shows were encountered in the Lower Cretaceous-Upper Jurassic interval penetrated; however, approximately 2,100 feet of reservoir quality sands with porosities as high as 28% were encountered above basement.

     The SOTAMO 21-1 well, located in a contract area in which Territorial owns approximately an 11.24% interest, was also drilled in the summer of 1996 and penetrated approximately 26 feet of oil saturated sand with approximately 18 percent porosity in the upper part of the Lower Cretaceous-Upper Jurassic Tsagaantsav Formation. A drill-stem test of the interval between 6,272.6 feet and 6,307.4 feet recovered 886 feet of medium gravity oil. The well has been suspended until completion and production equipment can be installed. A number of prospects and well locations have been identified offsetting 21-1 which are expected to be drilled after the well is evaluated.

     Administrative Expenses. During the quarter ended September 30, 1996, the Company incurred additional administrative expenses primarily as a result of its establishment of an office in Calgary, Alberta, Canada, and certain related costs and expenses incurred in order to attract management and administrative personnel at the Calgary office.

     Transaction with Asia Energy Ltd. In mid-July 1996, Territorial issued to Asia Energy Ltd. ("AEL") 1,918,750 shares of common stock, no par value ("Common Stock"), of Territorial primarily in exchange for approximately $223,000 in cash, five shares of SOTAMO, the elimination of a payable to AEL of $25,000, and the cancellation of an option agreement pursuant to which AEL had been granted the right to acquire certain shares of SOTAMO from Territorial. Territorial also agreed to pay certain administration-related costs and expenses on behalf of AEL in the future.

     Subsequent Transactions. In October 1996, Territorial issued to certain non-U.S. persons 112,500 shares (the "Series B Preferred Shares") of its newly designated voting Preferred Stock, Series B, $0.10 par value each, a majority of which were acquired by affiliates of the Company. Each Series B Preferred Share is convertible, after March 31, 1997, following certain events, into five shares of Common Stock. In early November 1996, Territorial also issued, again to non-U.S. persons, an aggregate of 142,500 shares of Common Stock. The Company received an aggregate of $206,300 in connection with the sale of such Common Stock and such Series B Preferred Shares.

     Other. Management does not anticipate revenues to be generated from the Company's Mongolian operations in the short term. As a result, the Company will seek additional, outside sources of working capital in order to fund its operations and commitments, including its mandatory financial contributions arising under an agreement among the shareholders of SOTAMO.

     Management currently estimates that Territorial's minimum working capital commitments through the end of the current fiscal year will require it to secure additional funds of approximately $200,000. Such estimate is subject to change based on a number of factors, including among other additional costs that may be incurred in connection with its investment in SOTAMO. Such additional working capital funds may be sought through the sale of direct or indirect interests in Territorial's projects and assets or, when appropriate, the sale of Territorial securities or borrowing (or a combination of one or more of the foregoing). There can be no assurance, however, that such additional funds will be available to the Company upon terms deemed acceptable to management. In the event such funds are not secured, Territorial may be required to forfeit all or a portion of its interests in SOTAMO.

                         PART II.   OTHER INFORMATION

Item 1.  Legal Proceedings

      In September 1996, a summary judgment was entered in favor of TRI Mongolia, Inc., a subsidiary of Territorial, and certain other parties in a previously reported action styled, Leo T. Metcalf, III vs. Amgol, Inc., SOCO International, Inc., Exploration Associates International, Inc., et al, Cause No. 94-29503, in the 113th Judicial District Court of Harris County, Texas. It is not clear at this time whether or not the plaintiff will appeal the summary judgment.

Item 5.  Other Information

      Jimmy M. McCarroll, President of McCarroll Energy, Inc., an independent oil and gas operator on the Texas Gulf Coast, was appointed an additional director of Territorial in October 1996. Mr. McCarroll resides in Houston, Texas.

      Subsequent to September 30, 1996, Territorial issued an aggregate of 142,500 shares of its Common Stock and 112,500 of its newly designated Preferred Stock, Series B. See "Subsequent Transactions" under Item 2 above.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     3.1 Amendment to the Articles of Incorporation of Territorial, dated October 30, 1996.

     27. Financial Data Schedule

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


                                  TERRITORIAL RESOURCES, INC.



Dated:   November 13, 1996        By: /s/ Daniel A. Mercier
                                      -----------------------
                                      Daniel A. Mercier
                                      Chairman of the Board and
                                      Chief Executive Officer