Form 10QSB
period 1996-12-31
TERRITORIAL RESOURCES INC
filed 1997-02-13
CIK 319770

                    U.S. Securities and Exchange Commission
                            Washington, D.C. 20549

                                  Form 10-QSB
(Mark One)
[ X ]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended December 31, 1996

[    ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                EXCHANGE ACT

          For the transition period from .......... to ............

                           Commission File No. 0-9617

                          TERRITORIAL RESOURCES, INC.
                    (Exact name of small business issuer as
                           specified in its charter)

      State of Colorado                                      84-0821158
  (State or other jurisdiction                            (I.R.S. Employer
of incorporation or organization)                      Identification Number)


                 450 North Sam Houston Parkway East, Suite 140
                              Houston, Texas 77060
                    (Address of Principal Executive Offices)

                                 (281) 931-0604
                Issuer's telephone number, including area code:

       Securities registered pursuant to Section 12(b) of the Act:  None
          Securities registered pursuant to Section 12(g) of the Act:

                           COMMON STOCK, NO PAR VALUE
                                (Title of Class)

    Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90
days.  Yes  X       No
           ---         ---

    As of February 11, 1997, the issuer had 28,252,354 shares of Common Stock issued and outstanding.

    Transitional Small Business Disclosure Format:  Yes       No  X
                                                        ----     ----

                        PART I.  FINANCIAL INFORMATION

                          TERRITORIAL RESOURCES, INC.
                                Balance Sheets
                                    Assets
                                   ($1,000)


                                            Unaudited
                                            December      March
                                             31, 1996    31, 1996
                                            ---------    --------
CURRENT ASSETS:

Cash                                        $     22     $     39
Accounts Receivable:
   Oil and Gas Sales                               5           10
   Other                                          75           --
Prepaids                                           7           --
                                            --------      -------

      Total Current Assets                       109           49
                                            --------     --------

NOTE RECEIVABLE                                    9           10
                                            --------     --------

INVESTMENT IN SOCO TAMTSAG
   MONGOLIA, INC.                              2,700        1,744
                                            --------     --------

PROPERTY AND EQUIPMENT, AT COST:

   Oil and Gas (full cost accounting)        (7,802)        7,934

   Less:  Accumulated depreciation,
               depletion & amortization      (7,802)      (7,792)
                                            --------     --------

      Total Property & Equipment                  --          142
                                            --------     --------

TOTAL ASSETS                                $  2,818     $  1,945
                                            ========     ========

See notes to condensed financial statements.

                          TERRITORIAL RESOURCES, INC.
                                Balance Sheets
                     Liabilities and Stockholders' Equity
                                    (1,000)

                                             Unaudited
                                             December,      March,
                                              31, 1996     31, 1996
                                              --------     --------
CURRENT LIABILITIES:

   Accounts payable                         $      196   $       15
   Accrued liabilities and other                     -           49
   Due to affiliated party                         135            -
                                            ----------   ----------

      Total Current Liabilities                    331           64
                                            ----------   ----------

      Total Liabilities                            331           64
                                            ----------   ----------

STOCKHOLDERS' EQUITY:

   Common stock, no par value, $.001
      stated value; 30,000,000 shares
      authorized; 28,252,354 and
       26,066,112
      shares issued at December 31,
       1996 and
      March 31, 1996 respectively                   28           26
   Preferred stock                                  11            -
   Additional paid in capital                    6,091        5,399
   Accumulated deficit, $5,121 deficit
      eliminated in quasi-reorganization
      effective March 31, 1986                 (3,626)      (3,527)
   Treasury stock, 5,456 shares, at cost          (17)         (17)
                                            ---------    ---------

   TOTAL STOCKHOLDERS' EQUITY                    2,487        1,881
                                            ----------   ----------

TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY                                $  (2,818)   $    1,945
                                             =========   ==========

See notes to condensed financial statements.

                          TERRITORIAL RESOURCES, INC.
                         Income Statements - Unaudited
                          December 31, 1996 and 1995
                                    (1,000)

                                           Three Months Ended December 31
                                        ----------------------------------
                                            1996                  1995
                                        ------------          ------------

REVENUES:

   Oil & Gas Sales                       $         1          $           3
   Other Income                                    -                      1
                                         -----------          -------------

      Total Revenues                               1                      4
                                         -----------          -------------

COSTS AND EXPENSES:

   Production Costs                                0                      1
   Depreciation, Depletion,
      and Amortization                             (7)                    6
   General and Administrative                      55                     6
                                         ------------         -------------

      Total Costs & Expenses                       48                    13
                                         ------------         -------------

NET INCOME (LOSS) BEFORE INCOME TAXES             (47)                   (9)

   Income Tax Provision                             -                     -
                                         ------------         -------------

NET INCOME (LOSS)                        $        (47)        $         (9)
                                         ============         ============

NET INCOME (LOSS) PER SHARE                     (.002)               (.001)
                                         ============         ============

Average Common Shares Outstanding          28,184,835           20,570,656
                                         ============         ============


See notes to condensed financial statements.

                          TERRITORIAL RESOURCES, INC.
                         Income Statements - Unaudited
                          December 31, 1996 and 1995
                                    (1,000)

                                             Nine Months Ended December 31
                                           -------------------------------
                                               1996               1995
                                           ------------        ------------

REVENUES:

   Oil & Gas Sales                         $         17        $        16
   Other Income                                       1                  2
                                           ------------        -----------

      Total Revenues                                 18                 18
                                           ------------        -----------

COSTS AND EXPENSES:

   Production Costs                                   1                  2
   Depreciation, Depletion,
      and Amortization                                3                 18
   General and Administrative                       113                 30
                                           ------------        -----------

      Total Costs & Expenses                        117                 50
                                           ------------        -----------

NET INCOME (LOSS) BEFORE INCOME TAXES               (99)               (32)
                                           ------------        -----------

   Income Tax Provision                               -                  -

NET INCOME (LOSS)                          $        (99)       $       (32)
                                           ============        ============

NET INCOME (LOSS) PER SHARE                       (.004)             (.001)
                                           ============        ============

Average Common Shares Outstanding            27,237,329         20,570,656
                                           ============        ===========


See notes to condensed financial statements.

                          TERRITORIAL RESOURCES, INC.
                     Statements of Cash Flows - Unaudited
             For the Three Months Ended December 31, 1996 and 1995
                                    (1,000)

                                             Three Months Ended December 31
                                            -------------------------------
                                               1996                 1995
                                            ----------            ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income (loss)                        $      (47)                  (9)
   Adjustments to reconcile net income
    to cash provided (used) by operations:
         Depreciation, depletion and
           amortization                             (7)                   6
         Changes in operating assets
             and liabilities:
               Accounts receivable                 (73)                   1
               Prepaid expenses                      2                    -
               Accounts payable                    (24)                   -
               Accrued liabilities                  (1)                   -
                                            -----------           ---------

   Cash provided by (used in) operations          (150)                  (2)
                                            -----------          ----------

CASH FLOW FROM INVESTMENTS ACTIVITIES:
   Additional investment in
     SOCO Tamtsag Mongolia, Inc.                  (257)                  (2)
   Additions to property and equipment               -                   (7)
   Proceeds from sales of oil and gas
    property                                       135                    3
                                            ----------           ----------

   Cash provided (used in) from
      investment activities                       (122)                  (6)
                                            ----------           ----------

CASH FLOW FROM FINANCING ACTIVITIES:

   Note receivable advances                          1                    -
   Advances from affiliated parties                 80                    -
   Issuance of preferred stock                     164                    -
   Issuance of common stock                         43                    -
                                            ----------           ----------

   Cash provided by (used in)
      financing activities                         288                    -
                                            ----------           ----------

   Change in cash balance                           16                   (8)
                                            ----------           ----------

   Cash balance - beginning                          6                   50
                                            ----------           ----------

   Cash balance - ending                    $       22           $       42
                                            ==========           ==========

See notes to condensed financial statements.

                          TERRITORIAL RESOURCES, INC.
                      Statements of Cash Flows - Unaudited
              For the Nine Months Ended December 31, 1996 and 1995
                                    (1,000)

                                              Nine Months Ended December 31
                                            -------------------------------
                                               1996                 1995
                                            ------------         ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income (loss)                        $        (99)                 (32)
   Adjustments to reconcile net income
    to cash provided (used) by
    operations:
         Depreciation, depletion and
           amortization                                3                   18
         Changes in operating assets
             and liabilities:
               Accounts receivable                   (70)                  19
               Prepaid expenses                       (7)                  (3)
               Accounts payable                      185                  (18)
               Accrued liabilities                   (49)                  (3)
                                            ------------         ------------

   Cash provided by (used in) operations             (37)                 (19)
                                            ------------         ------------

CASH FLOW FROM INVESTMENTS ACTIVITIES:
   Additional investment in
     SOCO Tamtsag Mongolia, Inc.                    (956)                  (4)
   Additions to property and equipment                 -                   (7)
   Advances from affiliated parties                  135                   32
                                            ------------         ------------

   Cash provided (used in) from
      investment activities                         (821)                  21
                                            ------------         ------------

CASH FLOW FROM FINANCING ACTIVITIES:

   Note receivable advances                            1                  (10)
   Advances from affiliate                             -                    -
   Issuance of preferred stock                       164                    -
   Issuance of common stock                          541                    -
   Advances from affiliated parties                  135                    -
                                            ------------         ------------

   Cash provided by (used in)
      financing activities                           841                  (10)
                                            ------------         ------------

   Change in cash balance                            (17)                  (8)
                                            ------------         ------------

   Cash balance - beginning                           39                   50
                                            ------------         ------------

   Cash balance - ending                    $         22         $         42
                                            ============         ============

See notes to condensed financial statements.

                        PART I.  FINANCIAL INFORMATION

                          TERRITORIAL RESOURCES, INC.
                    Notes to Condensed Financial Statements
                         December 31, 1996 (Unaudited)

1. The information presented in this report on Form 10-QSB is condensed from what would appear in annual financial statements. Accordingly, the financial statements included herein should be read in conjunction with the consolidated financial statements and notes thereto contained in the Territorial Resources, Inc. March 31, 1996 Form 10-KSB. The financial statements included herein include all adjustments that in the opinion of management are necessary in order to make the financial statements not misleading.

2. The results for the interim period are not necessarily indicative of results to be expected of the Company for the fiscal year ended March 31, 1997, due to seasonal or other factors. The Company believes that the interim period reports filed on this Form 10-QSB are representative of its financial position, changes in financial position and results of operations for the periods covered thereby.

3. There is no provision for income taxes for the nine-month period ended December 31, 1996.

4. Issuance of Shares. In October 1996, Territorial issued to certain non-U.S. persons 112,500 shares (the "Series B Preferred Shares") of its newly designated voting Preferred Stock, Series B, $0.10 par value each, a majority of which were acquired by affiliates of the Company. Each Series B Preferred Share is convertible, after March 31, 1997, following certain events, into five shares of Common Stock. In early November 1996, Territorial also issued, again to non-U.S. persons, an aggregate of 142,500 shares of Common Stock. The Company received an aggregate of approximately $206,300 in connection with the sale of such Common Stock and such Series B Preferred Shares, and these proceeds were used to reduce the outstanding amounts payable balance (see Item 2- Management's Discussion and Analysis or Plan of Operations). On November 18, 1996, Territorial issued 25,000 shares of common stock in consideration for $2,500 upon the exercise of warrants previously issued to an independent third party.

Item 2.  Management's Discussion and Analysis or Plan of Operation

         During the third quarter ended December 31, 1996, the primary focus of operations of Territorial Resources, Inc. ("Territorial" or the "Company") continued to be its varying direct and indirect interests in certain oil and gas related rights which it holds in the Tamtsag Basin of northeastern Mongolia. A portion of those interests are owned indirectly by Territorial as a result of its 12.68% ownership of SOCO Tamtsag Mongolia, Inc., a Delaware close corporation ("SOTAMO").

     Results of Drilling Program. During November 1996, SOTAMO signed a drilling contract with China Petroleum Engineering and Construction Corporation ("CPECC"), a subsidiary of China National Petroleum Corp. ("CNPC"). Pursuant to this contract, CPECC winterized a rig and during December 1996, began transporting the rig and ancillary equipment to the SOTAMO 21-2 well location, an offset to SOTAMO's previously announced 21-1 discovery. The 21-2 well, which was spudded on January 8, 1997, is the first of four wells to be drilled during 1997 pursuant to the contract with CPECC. As of mid-February, the well was drilling at a depth of 1685 meters. The well is projected to be drilled to a total depth of 2500 meters.

The SOTAMO 21-1 well penetrated approximately 26 feet of oil saturated sand with approximately 18 percent porosity in the upper part of the Lower Cretaceous-Upper Jurassic Tsagaantsav Formation. A drill-stem test of the interval between 6,272.6 feet and 6,307.4 feet recovered approximately 5 barrels of medium gravity oil before the test tool plugged off. The well has been suspended until completion and production equipment is installed, which is expected to occur prior to June 30, 1997.

SOTAMO issued 38 shares of its capital stock to an independent third party during the first quarter of 1997, in consideration of $2,000,000. These funds are being applied against the drilling costs of the 21-2 well and subsequent wells. As a result of the issuance of these shares, Territorial's ownership of SOTAMO was reduced from approximately 13.22% to 12.68%.

At least one of the 1997 locations will offset the Company's previously announced discovery at the 19-2 well location, located approximately 60 miles southwest of the 21-1 well. The 19-2 well is expected to be placed on production as a low rate producer during the second quarter of 1997.

Administrative Expenses. During the quarter ended December 31, 1996, the Company incurred additional administrative expenses primarily as a result of its establishment of an office in Calgary, Alberta, Canada, and administrative personnel at the Calgary office.

Issuance of Shares. In October 1996, Territorial Resources issued to certain non-U.S. persons 112,500 shares (the "Series B Preferred Shares") of its newly designated voting Preferred Stock, Series B, $0.10 par value each, a majority of which were acquired by affiliates of the Company. Each Series B Preferred Share is convertible, after March 31, 1997, following certain events, into five shares of Common Stock. In early November 1996, Territorial also issued, again to non-U.S persons, an aggregate of 142,500 shares of Common Stock. The Company received an aggregate of approximately $206,300 in connection with the sale of such Common Stock and such Series B Preferred shares. Such securities were exempt from registration under the Securities Act of 1933 (the "Act") as a result of an exemption afforded by Regulation S, promulgated by the Securities and Exchange Commission, and an exemption afforded by Section 4 of the Act. On November 18 1996, Territorial issued 25,000 shares of Common Stock in consideration for $2,500 upon the exercise of warrants previously issued to an independent third party. Unless otherwise provided, all dollar amounts stated herein represent United States dollars.

Subsequent Transactions. During the quarter ended December 31, 1996, Territorial borrowed funds from two of its directors, Mr. Daniel A. Mercier and Mr. Richard A.N. Bonnycastle, in the amounts of (Cdn) $25,000 and (Cdn) $85,000 respectively. These loans were in addition to a loan made by Mr. Mercier during the quarter ended September 30, 1996, in the amount of (Cdn) $75,000. All such loans bear interest at a per annum rate equal to the prime lending rate charged by the Alberta Treasury Branch in Okotoks, Alberta (currently 4.75%), and are payable on demand. Subsequent to year end, Territorial repaid the loan to Mr. Bonnycastle together with interest in the amount of (Cdn) $486. 71. Also, subsequent to year end, Territorial borrowed an additional amount of (Cdn) $210,000 from Mr. Mercier on the same terms as the previous loans made to Territorial.

Other. Management does not anticipate revenues to be generated from the Company's Mongolian operations in the short term. As a result, the Company will seek additional, outside sources of working capital in order to fund its operations and commitments, including its mandatory financial contributions arising under an agreement among the shareholders of SOTAMO.

Management currently estimates that Territorial's minimum working capital commitments through the end of the current fiscal year and the next fiscal year will require it to secure additional funds of approximately $50,000 and $1,500,000 respectively. Such estimate is subject to change based on a number of factors including, among other things, additional costs that may be incurred in connection with its investment in SOTAMO. Such additional working capital funds may be sought through, among other sources, one or more lines of credit, the sale of direct or indirect interests in Territorial's projects and assets and/or, when appropriate, the sale of Territorial securities (or a combination of one or more of the foregoing). There can be no assurance, however, that such additional funds will be available to the Company upon terms deemed acceptable to management. In the event such funds are not secured, Territorial may be required to forfeit all or a portion of its interests in SOTAMO.

                          PART II.  OTHER INFORMATION

Item 1.   Legal Proceeding

     In September 1996, a summary judgment was entered in favor of TRI Mongolia, Inc., a subsidiary of Territorial, and certain other parties in a previously reported action styled, Leo T. Metcalf III vs. Amgol Inc., SOCO International, Inc., Exploration Associates International, Inc. et al., Cause No. 94-29503, in the 113th Judicial District Court of Harris County, Texas. The plaintiff has appealed the summary judgment. Territorial anticipates that arguments will be heard regarding the appeal during the 1997 calendar year.

Item 5.   Other Information

     Jimmy M. McCarroll, President of McCarroll Energy, Inc., an independent oil and gas operator on the Texas Gulf Coast, was appointed as an additional director of Territorial in October 1996. Mr. McCarroll resides in Houston, Texas.

     Mr. Edward T. Story, Jr., President of SOCO International, Inc., resigned as a director of Territorial on December 23, 1996, due to time constraints imposed by his other obligations. On February 3, 1997, Mr. Douglas N. Baker, Territorial's Chief Financial Officer, was appointed as a director to replace Mr. Story. Mr. Baker is also the Vice President Finance of Asia Energy Ltd., the largest shareholder of Territorial Common Stock.

Item 6. Exhibits and Reports on Form 8-K

a)      Exhibits - Exhibit 27

b)      Report of Form 8-K - None

                                  SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         TERRITORIAL RESOURCES, INC.


Dated:    February 12, 1997   By:        /s/ Daniel A. Mercier
                                         ---------------------
                                         Daniel A. Mercier
                                         Chairman of the Board and
                                         Chief Executive Officer