Form 10KSB
period 1997-03-31
TERRITORIAL RESOURCES INC
filed 1997-07-14
CIK 319770

                    U.S. Securities and Exchange Commission
                            Washington, D.C.  20549

                                  FORM 10-KSB

(Mark One)

 [X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

      For the fiscal year ended March 31, 1997

 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

       For the transition period from ________________ to _____________

                        Commission file number:  0-9617

                          TERRITORIAL RESOURCES, INC.
                          ---------------------------
                 (Name of Small Business Issuer in its charter)

       State of Colorado                                   84-0821158
       -----------------                                   ----------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                       Identification Number)

                         734 7th Ave. S.W., Suite 1345
                                Calgary, Alberta
                                Canada T2P 3P8
                            ----------------------
              (Address of principal executive offices) (Zip Code)

         Issuer's telephone number, including area code:  (403)233-7914

       Securities registered pursuant to Section 12(b) of the Act:  NONE
          Securities registered pursuant to Section 12(g) of the Act:

                           Common Stock, no par value
                           --------------------------
                                (Title of Class)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES  X     NO
   ------    ------


     Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendment to this Form 10-KSB.   [X]
                                  -

     State issuer's revenues for its most recent fiscal year:  $22,000.

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of July 9, 1997: approximately $2,238,988. The information provided shall in no way be construed as an admission that any person whose holdings are excluded from the figure is an affiliate or that any person whose holdings are included is not an affiliate, and any such admission is hereby disclaimed. The information provided is solely for record keeping purposes of the Securities and Exchange Commission.

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

     AS OF JUNE 30, 1997, THE NUMBER OF SHARES OF COMMON STOCK, NO PAR VALUE, OUTSTANDING WAS 10,156,133.

  Transitional Small Business Disclosure Format (check one):  Yes    ;   No  x
                                                                  ---       ---

                         PRIVATE SECURITIES LITIGATION

                        REFORM ACT SAFE HARBOR STATEMENT

     When used in this Annual Report on Form 10-KSB and in other public statements by the Company and Company officers, the words "anticipate," "expect", "estimate", "project", "intend", and similar expressions are intended to identify forward-looking statements regarding events and financial trends which may affect the Company's future operating results and financial condition. Such statements are subject to risks and uncertainties that could cause the Company's actual results and financial condition to differ materially. Such factors include. among others: (i) the timing and success of the Company's and its partners' efforts to secure necessary additional capital, equipment, supplies and qualified labor and complete the various projects in which the Company has interests; (ii) political developments in Mongolia, China and Thailand, among others; (iii) the results of further testing of the various geographic areas in which the Company has direct or indirect interests; (iv) unanticipated changes in recent weather patterns and related seasonal factors in Mongolia and Thailand, (v) the effects of unanticipated actions on the part of its various operating and contracting parties; (vi) the sensitivity of the Company's business to general economic conditions in the geographic regions (generally Asia and the Far East) in which its projects exist; and (vii) other economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services and prices. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date made. The Company undertakes no obligation to publicly release the results of any revision of these forward-looking statements to reflect events or circumstances after the date they are made or to reflect the occurrence of unanticipated events.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

BUSINESS DEVELOPMENT

     Territorial Resources, Inc. ("Territorial," the "Company" or the "Registrant"), a Colorado corporation whose principal business office is located at Suite 1345, 734 7th Ave. S.W., Calgary, Alberta, Canada T2P 3P8, is engaged in the business of exploring for and developing oil and natural gas in the Far East region of Asia. Territorial resulted from the merger of Target Oil & Gas Incorporated with and into Egret Energy Corporation on December 31, 1984.
Target Oil & Gas Incorporated was incorporated in the State of Colorado in 1980, and Egret Energy Corporation was incorporated in the State of Delaware in 1981. The name of Egret Energy Corporation was changed to Territorial Resources, Inc. in July 1988.

     Territorial currently has interests in the Tamtsag Basin of northeastern Mongolia, the Gulf of Thailand and various minor interests in the continental United States. Prior to 1995, the Company was engaged in oil and gas exploration and production in the continental United States. In March 1995, the Company acquired a royalty interest in the Saddle Hills area of central Alberta, Canada which was sold in December 1996. The Company currently owns working interests, mineral and/or royalty interests in Colorado and Texas. Since March 1995, the Company has primarily pursued international exploration and production opportunities and has been disposing of its domestic United States interests.
In the future, Territorial plans to concentrate its activities primarily on obtaining foreign oil and gas interests and actively pursuing their development. During the last three fiscal years ended March 31, 1997, the Company has acquired a number of assets and properties and disposed of certain assets and properties as a result of the application of its business strategy. See "Business of Territorial" and Item 2 "Description of Property."

BUSINESS OF TERRITORIAL

     The Company's current strategy is to participate primarily as a non-operator with minority interests in projects managed by operators who have extensive knowledge and experience in the countries in which the projects are located. Typically, Territorial's staff evaluate projects based on their analysis of geological, geophysical and engineering data. Many of these interests have been acquired by the Company from persons or parties affiliated with it. Where such projects are initiated by Territorial staff, the Company may make presentations of those projects to operators who are currently working in the project area. As a minority interest holder in its projects, the Company is not required to assume primary responsibility for the supervision and management of day-to-day operations in the various jurisdictions in which the projects are located. The Company believes that utilizing the expertise and contacts of other competent operators will provide opportunities which would otherwise be either prohibitively expensive or outside of the scope of its participation. As the Company's staff gains operating experience and its financial capability increases, it expects to undertake future projects as operator with larger working interests. Unless otherwise provided herein, all amounts stated in dollars or ($) represent United States dollars, and all references to shares of common stock, no par value ("Common Stock"), of Territorial have been adjusted to reflect a one-for-three reverse stock split (the "Reverse Stock Split") effected in May 1997.

TAMTSAG BASIN, MONGOLIA

     The Company owns varying direct and indirect oil and gas interests in the Tamtsag Basin in northeastern Mongolia. These interests were acquired in several transactions beginning in 1995.

     Territorial became aware of opportunities in Mongolia because of the involvement of Mr. William Penttila, President and a director of Territorial, Mr. Dennis (Mike) Buck, Vice President, Exploration of Territorial, and Mr. Edward T. Story, Jr., a former director of the Company. Mr. Story is the President of SOCO International plc ("SOCO International"), the operator of SOCO Tamtsag Mongolia, Inc., a Delaware close corporation ("SOTAMO"). SOTAMO was formed for the purpose of acquiring, exploring for, developing and producing oil and gas interests in the Tamtsag Basin in northeastern Mongolia for the benefit of its stockholders.

     SOCO International became interested in the petroleum potential of Mongolia and in 1993 submitted the first bid for Contract Area XXII under the new Mongolian Petroleum Law which had been enacted in 1991. A production sharing contract for the area, the first in Mongolia's history, was awarded in 1993 to SOCO Mongolia, Inc., at that time a wholly-owned subsidiary of SOCO International. A second production sharing contract, for Contract Area XIX, was awarded in 1993 to Medallion Mongolia Oil Corporation ("Medallion"). Both contracts were ratified by the Mongolian Parliament in September 1993.

     SOTAMO currently holds varying interests in four exploration contracts in the Tamtsag Basin. In 1994, SOTAMO acquired SOCO Mongolia, Inc. in exchange for shares of SOTAMO and acquired the Mongolian assets of Medallion Mongolia Oil Corporation in exchange for a 1.25% overriding royalty on all contract areas in the Tamtsag Basin. Two additional production sharing contracts for Contract Areas XX and XXI in the Tamtsag Basin were awarded to SOTAMO and its partners in August 1996.

     In early 1995, Mr. Story alerted the Company that two shareholders of SOTAMO had expressed an interest in acquiring an interest in a public company in exchange for a portion of their SOTAMO Shares. On March 31, 1995, Territorial acquired 10 shares of common stock of SOTAMO (representing approximately 1% of the issued and outstanding shares of SOTAMO) in exchange for approximately 666,667 shares of Common Stock of Territorial, and warrants to acquire an additional approximately 666,667 shares of Common Stock at an exercise price of $0.33 per share, exercisable through December 31, 1996 (the "Purchase Warrants").

     In March 1996, the Company acquired an additional 109 shares of common stock of SOTAMO (representing approximately 12% of the outstanding common stock of SOTAMO) in exchange for the issuance of approximately 1,816,667 shares of Common Stock of Territorial. A value of $1,550,198 was placed on the additional investment in SOTAMO. As part of the acquisition, Purchase Warrants to acquire 325,000 shares of Common Stock were cancelled. William C. Penttila and Dennis
M. Buck each received approximately 29.2% of the shares of Common Stock issued in such transaction. Thereafter, Mr. Penttila was appointed as a director and the Chief Operating Officer of Territorial, and Mr. Buck was appointed as Vice President, Exploration of the Company. See also
Item 12. "Certain Relationships and Related Transactions."

     In May 1996, Territorial sold five shares of SOTAMO to Asia Energy Ltd. ("AEL"), Territorial's largest shareholder, pursuant to an option agreement. In July 1996, Territorial issued to AEL approximately 639,584 shares of Common Stock of Territorial in exchange for $267,000 in cash, five shares of SOTAMO, elimination of a payable to AEL of $25,000, and the cancellation of an option agreement pursuant to which AEL had been granted the right to acquire certain shares of SOTAMO from Territorial. Territorial also agreed to pay certain administrative costs of AEL in the future.

     Daniel A. Mercier, currently the Chairman of the Board and Chief Executive Officer of the Company, is the President, a director and, in combination with his wife, is an 11.8% shareholder in AEL. Richard A. N. Bonnycastle, a director and 12.9% shareholder in AEL, has since been elected a Director of the Company, and Mr. Baker, the Vice President-Finance, Chief Financial Officer, Secretary and Treasurer of the Company, is also an officer of AEL. See also Item 12 "Certain Relationships and Related Transactions."

     After the fiscal year ended March 30, 1997, Territorial completed the sale to SOCO International of 72 shares of SOTAMO ("72 SOTAMO Shares"). The sale was consummated pursuant to a Shareholders' Exchange Agreement between Territorial and SOCO International. Edward T. Story, Jr., the President and Chief Executive Officer of SOCO International, is a former director of Territorial and currently holds approximately 4.64% of the issued and outstanding shares of Common Stock of Territorial. In addition, Jimmy M. McCarroll, a director of Territorial, and Exploration Associates, Inc., an affiliate of Messrs. Penttila and Buck, have served as consultants to SOCO International and/or its affiliates in connection with certain of their international oil and gas projects.

     In exchange for the sale of the 72 SOTAMO Shares, Territorial received approximately $926,000 in cash and 873,250 ordinary shares of SOCO International. SOCO International, a corporation organized under the laws of England, recently completed an initial public offering and listing of its shares for trading on the London Stock Exchange. The 873,250 shares of SOCO International represent approximately 1.77% of the outstanding shares of SOCO International, based on information provided to Territorial by SOCO International. Based on the initial offering price of SOCO International shares in the public offering, the total proceeds received by Territorial in connection with the sale of its interests in SOTAMO were equal to approximately $4.6 million.

     As a result of these transactions, Territorial directly or through its subsidiary, TRI Mongolia, Inc., owns an aggregate of approximately five percent of the outstanding shares of common stock of SOTAMO, in addition to its other interests in the Tamtsag Basin.

GULF OF THAILAND

     In late 1996, Territorial became aware of an opportunity to acquire a farm-in interest in a block in the Gulf of Thailand on which a well drilled during 1993 tested oil at a rate of 730

BOPD from the Miocene section at a depth of approximately 3,700 feet. The well was drilled to a total depth of 7,095 feet to test the Permian Ratburi formation which, although it was low and wet at this location, had reservoir quality rock which, if found in a stratigraphically trapped location, was thought to be prospective. In October 1996, a concession relating to the Block comprising approximately 2,350,000 acres, now known as Block B8/38, was awarded by the Government of Thailand to SOCO Exploration (Thailand) Co. Ltd., an affiliate of SOCO International. In addition, SOCO International holds a concession in the Gulf of Thailand covering approximately 150,000 acres in an area known as Block B4/32 which is located approximately 60 miles north of Block B8/38. SOCO International holds this interest through its affiliate, SOCO Thaitex, Inc. The two concessions described in this paragraph are sometimes referred to as the "Concessions."

     There is considerable seismic data available from the Government of Thailand on the Block B8/38 project area. Recent discoveries have been made in other areas in the Gulf of Thailand from the Miocene and Permian formation intervals. The Nang Nuan field, which has produced approximately 3 million BBLS to date, is located approximately 60 miles from the edge of Block B8/38. In addition, there are a number of gas fields located approximately 125 miles from the western boundary of Block B8/38, the most significant of which is the Tantawan field, currently producing at a rate of more than 100 MMCFD with proven reserves of over 1,000 BCF. The Company believes that Block B8/38 has greater potential than Block B4/32. Until further information is available, however, there can be no assurance that oil or gas in quantities sufficient to justify future operations will be found on either Block B8/38 or Block B4/32.

     Immediately after Block B8/38 Concession was awarded, SOCO International farmed out half of its interest in both Concessions to MMC Exploration & Production (Thailand) Ltd. ("MMC") in consideration of MMC paying 100% of the cost to casing point of the first well on Block B8/38 to a maximum of $3,000,000.

     On June 30, 1997, the Company was assigned a 2.5% undivided working interest in each of the two Concessions from the SOCO International affiliates holding interests in such Concessions. The assignment was made as a result of the Company's purchase of a right to acquire such working interests from Jimmy
M. McCarroll, a director of the Company, pursuant to an Asset Purchase Agreement by and among the Company, Mr. McCarroll and the SOCO International affiliates with interests in the Concessions. In exchange therefor, the Company paid to Mr. McCarroll, $210,000 in cash and issued to Mr. McCarroll an aggregate of 550,000 shares of Common Stock of Territorial, 300,000 of which shares are held in escrow pending the occurrence of certain events. See Item 12 "Certain Relationships and Related Transactions." Mr. McCarroll earned his interests in the Concessions by completing a farm-out of the interests to MMC on behalf of affiliates of SOCO International.

     On July 10, 1997, the Company acquired an additional 5% undivided working interest in each of the two Concessions from the same SOCO International affiliates holding interests in such Concessions, pursuant to a Farmout Agreement among the Company and such SOCO International affiliates. The parties thereto agreed that, with respect to the first well drilled on Block B8/38, Territorial will not be obligated to pay any portion of the costs and expenses thereof until (a) the sum of $3,000,000 has been expended in connection with drilling such well or (b) the first well has been drilled and logged and the well logging tools have been recovered on the rig floor, whichever of (a) or (b) occurs first. With respect to its aggregate 7.5% interests in the two Concessions, Territorial is required to pay an aggregate of 12.5% of all costs and expenses of the first well drilled on Block B8/38 to the casing point in excess of those set forth in the preceding sentence, and an aggregate of 12.5% of all costs and expenses of the second well, whether such well is drilled on Block B8/38 or Block B4/32, until such second well has been drilled and logged and the well logging tools have been recovered on the rig floor. Other than as described above, Territorial will be required to pay an aggregate of 7.5% of all costs and expenses with respect to future operations of the Concessions.

     Although the assignments with respect to the working interests of Territorial in the Concessions have been made by the respective SOCO International affiliates, each such assignment remains subject to certain consents or approvals from the Government of Thailand and/or its instrumentalities. The Company anticipates that application for all such consents or approvals will be made on or before September 1, 1997.

OTHER

     In December 1996, Territorial sold its interest in a producing property known as Saddle Hills, located in the Province of Alberta, Canada.

CERTAIN FACTORS AFFECTING THE COMPANY'S BUSINESS

     Equipment. The source and availability of raw materials affecting the Company is limited to the availability of oil field equipment and supplies, including tubular steel products and drilling rigs. Such source and
availability can be scarce for international operations.   Drilling activity in
the Gulf of Thailand has increased considerably in the recent past, making it difficult to secure drilling equipment for the near term. SOCO International and its partners have a rig available to drill the first well beginning in August or September of 1997. The second well is expected to be spudded in September or October of 1997. The Blocks are located in an area with average water depth of approximately 200 feet.

     Competition.   The exploration for, development, production, distribution and marketing of oil and gas are subject to intense competition. The principal methods of competition in the industry for the acquisition of oil and gas concessions and leases are up front lease bonus payments at the time of award or acquisition, location damage payments, supplemental payments, differential royalty rates, annual delay rental payments, the payment of a co-owner's related financial obligations, and stipulations requiring exploration, and production and other work commitments and obligations by the concession holder or lessee. Competitive factors in the distribution and marketing of oil and natural gas include price, methods and reliability of delivery. Organizations with greater financial resources, existing staff and labor forces, equipment for exploration, and experience may be in a better position than the Company to compete for such concessions or leases.

     The Company's ability to increase reserves in the future will depend not only on its ability to develop its current properties, but also on its ability to select and acquire suitable producing properties or prospects for exploratory drilling. Also, since the Company has an insignificant competitive position in the industry, its ability to market its oil and gas could be severely limited by its inability to compete with larger companies operating in the same area who may be willing or able to offer any oil or gas produced by them at a price lower than that of the Company. In addition, the availability of a ready market for oil and gas will depend upon numerous factors beyond the Company's control, including the extent of foreign and domestic production and exports or imports of oil, proximity and capacity of pipelines and the effect of foreign, federal and state regulation on oil and gas sales. With its focus being international, the Company is subject to significant political risk, especially since it is presently concentrating on primarily two countries, Mongolia and Thailand.

     Government Regulations. The oil and gas industry is subject to regulation by the public policies of foreign, domestic and local governments relating to such matters as the award of exploration and production interests, the imposition of specific drilling obligations, environmental protection controls, control over the development and abandonment of a field (including restrictions on production and abandonment of production facilities) and, in some cases, possible nationalization, expropriation, regulatory taking, cancellation or frustration of contract rights, and other political risks in general. The industry is also subject to the payment of royalties and taxes, which tend to be higher as compared to those levied on other commercial activities. The Company cannot predict the impact of future regulatory and taxation initiatives.

     Further, the Company is subject to various foreign, federal, state and local provisions regarding environmental matters, the existence of which may either hinder or adversely affect the Company's business. Although the Company does not believe its business operations presently impair environmental quality, compliance with foreign federal, state and local regulations which have been or may be enacted or adopted regarding the environment could have an adverse effect upon capital expenditures, earnings and the competitive position of the Company. Since inception, the Company has not made any material capital expenditures for environmental control facilities and does not expect to make any such expenditures during the current and succeeding fiscal years.

     The Company is currently evaluating the most effective corporate structure for holding its various interests and may establish one or more subsidiaries in the countries in which it holds interests. These laws and regulations include matters relating to land tenure, drilling, production practices, environmental protection, marketing and pricing policies, royalties, and various taxes and levies including income tax, all of which are subject to change from time to time.

     . Mongolia. The exploration for and production of oil and gas in Mongolia is governed primarily by the Petroleum Law and the Regulations for Implementing the Petroleum Law, but is also affected by the Foreign Investment Law, the Customs Law as it relates to import of goods and services and the General Tax Law.

     The Petroleum Law, which became effective in 1991, governs the relations between the Government of Mongolia and foreign and domestic companies and individuals involved in the exploration, development, production, processing, transportation, storage and marketing of petroleum in Mongolia. Under the law, petroleum operations may be carried out following approval from the Petroleum Authority of Mongolia and the Mongolian Government.

Successful applicants are granted petroleum production sharing contracts by the Petroleum Authority. The term of the exploration period may not exceed five years, however, upon mutual agreement between the contractor and the Petroleum Authority, the term of the exploration period may be extended twice for a period of two years each time. The production term may be for a period of up to 20 years beginning on the day approval is granted by the Petroleum Authority, which term may be extended under certain circumstances for up to two additional terms of five years each.

     The contractor may be required to pay royalties to the Mongolian Government on the production. The amount of royalties for each project is fixed by negotiations between the contractor and the Petroleum Authority.

     The contractor is required to share with the Mongolian Government the remaining portion of the total production after deduction of royalties and recovery of costs. The sharing percentage is negotiated with reference to the daily production rate and is fixed in the contract. The contractor is permitted to export its share of the production. With respect to capital cost recoveries, the Petroleum Law states that the amount of oil a contractor may deduct to recover its costs may not exceed 40% of the total annual production.

     Unless otherwise stated in the Customs Law, the Petroleum Law grants to the contractor an exemption from customs duties with respect to the import and re-export of equipment and materials necessary for operations and the export of the contractor's share of petroleum. The law further provides that disputes which arise during the course of a project shall be resolved in the courts of Mongolia. Any disputes related to a contract awarded by the Petroleum Authority may, upon the request of the parties, be settled in accordance with the UNCITRAL Arbitration Rules.

     The Foreign Investment Law became effective on July 1, 1993. The law is evidence of the country's continued commitment to foreign enterprises and its willingness to provide foreign investors with legal protection. It sets out, in general terms, the methods for establishing and operating an entity with foreign investment in Mongolia. To qualify as a foreign investment entity ("FIE"), at least 20% of the entity's registered capital must be contributed by a foreign party. The law grants FIE's various exemptions from and reductions in customs, duties and taxes.

      .   Thailand.  Oil and gas activities in Thailand are regulated by the
Mineral Fuels Division of the Department of Mineral Resources, a department of
the Thailand Ministry of Industry.   Thailand currently utilizes a concession
system for regulating petroleum exploration and production activities as opposed to a production sharing system. The primary difference between the two systems is the concept of ownership of the resources. In the concession system, the resource belongs to the concessionaire once the concession is awarded, subject to the obligation to pay royalties, taxes and other payments to the Thailand Government. In the production sharing system, the resources belong to the government after the production sharing contract is awarded. The contractor obtains a portion of the production from the contract area according to the split specified in the contract. The contractor has the obligation to pay taxes based on its share of production and other charges specified in the contract. Part of the production is also allocated to the contractor before splitting to compensate the contractor for the cost of exploration and production.

     Thailand is currently considering replacing the existing concession system with a production sharing system. Details regarding the proposed change have not been presented to the industry. However, given Thailand's desire to attract more interest from foreign oil and gas companies, many industry analysts expect the changes, if any, to be primarily of an administrative nature rather than an attempt to increase the government's share of production.

     Companies operating in Thailand are subject to a number of laws regulating the oil and gas industry including taxation, customs, duties, environment, and import and export of materials and services. Petroleum activities are primarily regulated by the Mineral Fuels Division, Department of Mineral Resources of the Thailand Ministry of Energy. The current Petroleum Act, known as Thailand III, came into effect in 1989. A primary difference between Thailand II, which came into effect in 1982 in response to increasing international oil and gas prices, and Thailand III is the provision for sliding scale royalties to accommodate commercial production from fields of varying sizes.

     The first offshore exploration rights in the Gulf of Thailand were granted in 1967 and the first offshore well drilled by a private company was drilled by Conoco in 1971. Licensing rounds which may include over 100 exploration blocks available for bid are held on a regular basis.

     Current daily production of oil, liquids and condensate from Thailand is approximately 27,000 BBLS, 42,000 BBLS and 1,500 MMCF/D, respectively. Thailand is a significant importer of energy and has one of the highest growth rates of energy consumption in the world. Refining capacity in Thailand's three main refineries exceeds 500,000 BBLS per day and has been projected by certain industry analysts to increase to approximately 750,000 BBLS per day by the year 2000. As a result, markets exist for any new production which is developed in Thailand and there is an extensive infrastructure of both oil and gas facilities to accommodate production.

     The Thailand Government has a first right of refusal to purchase any oil or gas produced in Thailand. However, because it is a first right, sale prices generally reflect international prices for both oil and gas. Access to markets is essentially assured, subject to pipeline space limitations, particularly for gas, but there is strong national desire to supply as much of Thailand's energy requirements from domestic supplies in order to reduce the country's dependence on imported oil and gas.

     .    Tax Regulations.  The nature of Territorial's operations and investments results in income being taxed in several jurisdictions. Territorial is a Colorado corporation and is subject to United States income tax on income earned by the Company directly from operations carried on in the United States through a permanent establishment. Territorial's remaining U.S. oil and gas assets are not significant and it is anticipated that any future income generated from these assets will be offset by unused non-capital loss carry forwards.

     As a U.S. corporation, SOTAMO is subject to United States income tax on income earned from operations carried on outside the United States. SOTAMO is also subject to U.S. income tax on direct foreign investments.

     SOTAMO holds a direct interest in Contract Areas XIX and XXII in Mongolia. Income from Contract Areas XIX and XXII, after deduction of related exploration and development expenses, will be subject to U.S. federal income tax at a rate of 35%, and possibly state income tax. SOTAMO's interest in Contract Areas XX and XXI are owned by a wholly-owned subsidiary, SOCO Tamtsag Mongolia (XXI) Ltd., a company incorporated in the Cayman Islands. Similarly, Territorial's 15% direct interest in Contract Area XX is owned by its wholly-owned subsidiary, Territorial Resources (Caymen) Ltd., a Cayman Islands corporation. There is no Cayman Islands corporate income tax nor withholding tax on dividends paid by Cayman Islands companies. However, dividends paid by a Cayman Islands company to SOTAMO or Territorial will be subject to U.S. income tax.

     There is currently no income tax payable in Mongolia on revenue generated from the production sharing contracts. There also is currently no tax treaty between Mongolia and the United States. If such a treaty is established in the future, then a portion of the production allocated to the Mongolian Government may be credited against U.S. taxes payable.

     Under the provisions of the Thailand's Petroleum Income Tax Act BE 2514 and (No. 4) BE 2532, net profits derived from the petroleum business are subject to income tax at the rate specified by the Royal Decree Prescribing Petroleum Income Tax Rates BE 2514, which must not be lower than 50% and not be higher than 60% of such net profits. Under the Royal Decree, the income tax rate to be imposed on Territorial's anticipated net profits is 50%.

     Weather Conditions. The Company's oil and gas business is not generally seasonal in nature, but, at certain times, weather conditions may affect the Company's ability to access its oil and gas properties and its ability to drill and operate oil and gas wells. For example, prior to 1997, exploration and drilling operations in Mongolia were halted during the Winter months, from December to March. Also, at times, the sale of gas and possibly oil is curtailed due to lack of demand related to seasonal conditions.

     Oil and Gas Industry Generally. Oil and natural gas exploration involves many risks, which even a combination of experience, knowledge and careful evaluation may not be able to overcome. There is no assurance that commercial quantities of oil and natural gas will be discovered by the Company. The marketability of oil and natural gas acquired or discovered will be affected by numerous factors beyond the control of the Company. These factors include reservoir characteristics, market fluctuations, the proximity and capacity of oil and natural gas pipelines and processing equipment and government regulation.

     Oil and natural gas operations (exploration, production, pricing, marketing and transportation) are subject to extensive controls and regulations imposed by various levels of government which may be amended from time to time, some of which are described above under "Government Regulations." The Company's oil and natural gas operations may also be subject to compliance with laws and regulations controlling the discharge of materials into the environment or otherwise relating to the protection of the environment.

     Oil and natural gas exploration operations are subject to all the risks and hazards typically associated with such operations, including hazards such as fire, explosion, blowouts, cratering and oil spills, each of which could result in substantial damage to oil and natural gas wells, producing facilities, other property and the environment or in personal injury.

Although the operators of the Company's properties may maintain liability insurance, the nature of these risks is such that liabilities could exceed policy limits, in which event the Company could incur significant costs that could have a materially adverse effect upon its financial condition. Oil and natural gas production operations are also subject to all the risks typically associated with such operations, including premature decline of reservoirs and the invasion of water into producing formations.

     Both oil and natural gas prices are unstable and are subject to fluctuation. Any material decline in prices could result in a reduction of the Company's future net production revenue. The economics of producing from some wells may change as a result of lower prices, which could result in a reduction in the volumes of the Company's reserves. The Company might also elect not to produce from certain wells at lower prices. All of these factors could result in a material decrease in the Company's net production revenue causing a reduction in the value of its oil and gas assets and corresponding reduction in oil and natural gas acquisition and development activities.

     The Company internally reviewed the ownership records associated with its properties prior to the acquisition thereof and was satisfied both as to the title and to the ability of the vendors to convey good title. In additional, it has secured legal opinions regarding certain title matters relating to its interests in Mongolia and Thailand. If title defects exist, however, it is possible that the Company may lose a portion of its right, title, estate and interest in and to the properties to which the title defect relates.

     Factors Associated with Foreign Investment. As the principal assets of the Company are located outside the United States, its operations are subject to the risks associated with foreign investment, including increases in taxes and royalties, renegotiation of contracts, currency exchange fluctuations and political uncertainty.

     Mongolia. In addition to general factors associated with oil and gas companies, additional factors relating to Mongolia include:

     (a) Realization of revenues is significantly dependent upon exports, the levels and approvals of which are determined by national laws and regulations. There can be no guarantee that exports will not be interrupted as a result of these laws or regulations or the failure by the Company to continue to obtain the relevant export approvals;

     (b) The current policy of encouraging foreign investment in Mongolia may change. This could increase the difficulties of the Company's activities. Other unforeseen government restrictions or requirements, such as the need to seek additional licenses or permits, may have a similar effect.

     (c) Political, socio-economic and legal uncertainties may affect, among other things, the enforceability or interpretation of agreements, including any oil sale contracts and production sharing contracts, and may adversely affect field operations and revenues.

     (d) The imposition of currency exchange control or controls over the movement of oil or gas or the loss of tax or currency concessions could result in extra costs being incurred or income receivable by the Company being adversely affected.

     (e) The number of options currently available for transporting oil or refined products to markets is limited. More extensive sales and marketing of the oil and gas produced is dependent on new pipelines being built, the construction of which could face significant obstacles. Such obstacles may include the obtaining of the necessary government approvals and the uncertainty of obtaining the necessary funding. The options currently available for transporting oil or refined products to markets would be subject to negotiating suitable agreements with the nations bordering Mongolia.

     (f) Tax law and practice is not as fully developed as that of western nations. It is possible that the current interpretation of the law or understanding or practice may change or that the law may be changed with retrospective effect.

     Thailand. In addition to general factors associated with oil and gas companies, additional factors relating to Thailand include:

     (a) The Company's interests are located offshore and therefore have risks associated with storms, typhoons and other weather related hazards.

     (b) Essentially all production in Thailand is purchased by government affiliates pursuant to the provisions of the Petroleum Act. As a result, there may be less competition for purchasers of oil and gas and the Company may be required to accept sales prices for its products which are lower than world prices.

     (c) The number of wells drilled and completed in Thailand has recently increased significantly making it more difficult to obtain oilfield supplies and services. The Company must compete for such supplies and services with other companies which have greater resources, have been operating in the region for a greater length of time, and may have contracted the required services on a long term basis. There is no assurance that such services can be obtained on a timely or cost effective basis.

OTHER

     Four customers have accounted for more than 10% of the Company's oil and gas sales during the years ended March 31, 1997 and 1996. AFG Energy, Inc., Synder Oil Corporation ("Snyder"), Norcen Energy Resources ("Norcen") and Merit Energy Company accounted for approximately $6,000, $5,000, $3,000 and $3,000, respectively, of the Company's oil and gas sales in 1997; and Norcen and Synder accounted for approximately $14,000 and $6,000, respectively, of the CompanyOs oil and gas sales in 1996.

EMPLOYEES

     As of June 30, 1997, Territorial had one part-time employee.

ITEM 2.  DESCRIPTION OF PROPERTY

          The Company's properties consists primarily of its direct and indirect interests in the Tamtsag Basin, Mongolia and its interests in the Gulf of Thailand, as described in further detail below. As these properties remain in the exploration and/or early development stages, no commercial quantities of oil or gas have been sold from these properties during the last three fiscal years of the Company.

          Territorial continues to hold certain proven oil and gas properties located in the States of Colorado and Texas. These properties generate cash flow of approximately $15,000 annually and have a value of less than $60,000. Other properties owned or acquired in the past five years have been disposed of or determined to be uneconomic through exploration and development activities. The properties remaining are currently being offered for sale and, given their economic significance in relation to Territorial's international assets, are not material.

UNDEVELOPED ACREAGE

MONGOLIA

     SOTAMO holds varying interests in four exploration contracts in the Tamtsag Basin. SOCO Mongolia, Inc. entered into the first production sharing contract in the history of Mongolia for Contract Area XXII in March 1993. A second production sharing contract for Contract Area XIX was signed with Medallion Mongolia Oil Corporation shortly thereafter. Both contracts were subsequently ratified by the Mongolian Government and exploration work began in September 1993. In 1994, SOTAMO acquired SOCO Mongolia, Inc. in exchange for shares of SOTAMO and acquired the Mongolian assets of Medallion Mongolia Oil Corporation in exchange for a 1.25% overriding royalty on all contract areas in the Tamtsag Basin. Two additional production sharing contracts for Contract Areas XX and XXI were awarded to SOTAMO and its partners in August, 1996. In addition to its interest in SOTAMO, Territorial owns a direct 15% interest in Contract Area XX and is the operator of the block. The production sharing contracts cover an area of approximately 40,000 square kilometers (10.8 million acres). Management believes that the area is geologically similar to the adjacent Daqing Field in northeastern China which has produced over nine billion barrels of oil.

     The following table sets forth Territorial's net effective interest in each Contract Area in the Tamtsag Basin as a result of its participation in the production sharing contracts as at June 30, 1997:

                            TAMTSAG BASIN, MONGOLIA

                      SOTAMO'S   TERRITORIAL'S   GROSS       NET
Property              Interest   Interest (1)    Acres       Acres

Contract Area XIX       100%         5.00%      2,586,000    129,300
Contract Area XX         80%        19.00%      2,649,000    503,310
Contract Area XXI        85%         4.25%      2,750,000    116,875
Contract Area XXII      100%         5.00%      2,817,000    140,850
                                               ----------    -------
                                               10,802,000    890,335

_______________

(1) Territorial's interest in each Contract Area is an indirect interest based on its 5% shareholding in SOTAMO, except for Contract Area XX which also includes a direct 15% interest.

     The production sharing terms for each Contract Area vary slightly but provide for approximately 40% of production to be allocated to the contractor for cost recovery and the balance to be allocated as between the contractor and the Mongolian Government. See "Mongolia Production Sharing Contract Terms" below for a further description of the terms of the arrangements governing these properties. The four Contract Areas are contiguous.

     Contract Areas XIX and XXII are each held 100% by SOTAMO. Contract Area XX is held 80% by SOTAMO, 15% by Territorial and 5% by two privately owned Mongolian corporations. Contract Area XXI is held 85% by SOTAMO and 15% by the same two Mongolian corporations. A gross overriding royalty of 1.25% is payable on production from all of the Contract Areas and a 0.5% gross overriding royalty is payable on production from all Contract Areas (except Contract Area XX) to former working interest owners in the project.

     Territorial has made application to the Petroleum Authority of Mongolia to obtain two other Contract Areas in Mongolia. Territorial also intends to participate in applications for two additional Contract Areas during July or August of 1997. At this time, it is impossible for the Company to predict whether or not any of (a) the applications currently pending or (b) the two additional applications in which Territorial currently intends to participate, will be granted by the Petroleum Authority, and if granted, whether or not they will be approved and/or confirmed as required by the Mongolian Parliament.

     Mongolia Production Sharing Contract Terms. The following is a brief summary of certain of the terms of the production sharing contracts governing the Contract Areas in Mongolia described below. Such summary is qualified in its entirety by reference to the applicable production sharing contracts.

     Term. The contracts in the Tamtsag Basin provide for an initial exploration period of five years with provision for two extensions of two years each. Each contract specifies relinquishment of 25% of the acreage after two years and again after four years, however, such relinquishment has been waived for Contract Areas XIX and XXII, each of which is in year four of the initial exploration period. Each Contract Area may be extended for a development period of 20 years from the date of a commercial discovery being made on the Contract Area.

     Production Sharing Terms. Each production sharing contract provides for 40% of the production to be designated as "Cost Oil" and allocated to the contractor for recovery of costs and expenses incurred in respect of petroleum operations. The balance, referred to as "Profit Oil," is allocated on a sliding scale as follows:

     (a) for production rates up to 50,000 BOPD per Contract Area, 60% is allocated to the contractor and 40% to the Mongolian Government, except for Contract Area XXII where the allocation is 65% to the contractor and 35% to the Mongolian Government;

     (b) for production rates of 50,001 BOPD to 100,000 BOPD per Contract Area, 50% is allocated to the contractor and 50% to the Mongolian Government; and

     (c) for production rates in excess of 100,001 BOPD per Contract Area, 45% is allocated to the contractor and 55% to the Mongolian Government, except for Contract Area XXII where the allocation is 40% to the contractor and 60% to the Mongolian Government.

     After all exploration and development costs have been recovered, the portion of production that formerly represented Cost Oil is allocated 40% to the contractor and 60% to the Mongolian Government for Contract Areas XX and XXI and 37.5% to the contractor and 62.5% to the Mongolian Government for Contract Area
XIX. For Contract Area XXII, the former Cost Oil portion reverts to the same allocation as the Profit Oil after recovery of exploration and development costs.

     Contract Areas XIX and XXII specify no royalty payable over and above the production sharing allocation described above. In addition to the production allocation, a royalty of 5% is payable on all production from Contract Area XX and a royalty of 7.5% is payable on all production from Contract Area XXI.

     Fees and Bonuses. Various fees are specified in the production sharing contracts including annual surface rental of $1.00 per square kilometer (approximately $40,000 per year in total for all of the Contract Areas), $25,000 for each extension to the initial exploration period, $50,000 for evaluation of a development area contract, $25,000 for any change to a development area, $100,000 for each extension to the term of a development area contract and $100,000 for each transfer of rights for petroleum operations. A production bonus of $500,000 is specified in all contracts, payable when the daily production rate from the Contract Area exceeds 100,000 BOPD.

     Each of the contracts specifies that the contractor is exempt from Mongolian income tax, other taxes, social security payments and social insurance payments. All materials and supplies imported or exported are similarly exempt from customs and duties pursuant to the terms of the contracts.

     Title to the contractor's share of production passes to the contractor at the point of measurement and may be exported free of duties or other charges.

THAILAND

     The following table sets forth, as at July 11, 1997, the net effective interest which Territorial holds as well as the interest it will earn in each of Block B8/38 and Block B4/32 in the Gulf of Thailand by fulfilling its farm-out commitments under the applicable Concessions relating to such Blocks:


                    TERRITORIAL'S   APPROXIMATE  APPROXIMATE
     PROPERTY          INTEREST     GROSS ACRES   NET ACRES

     Block B8/38         7.5%         2,350,000      176,250
     Block B4/32         7.5%           150,000       11,250
                                      ---------      -------
                                      2,500,000      187,500

The two Blocks are approximately 60 miles apart.

     Thailand Concession Terms. The following is a brief summary of certain of the terms of the Concessions relating to Block B8/38 in the Gulf of Thailand. Such summary is qualified in its entirety by reference to such Concession.

     Term. The Concession relating to Block B8/38 provides for an exploration period of six years ending October 23, 2002. At the end of the initial exploration term on October 23, 2002, Thailand petroleum law permits the government to grant, upon application by the concessionaire, an additional three-year exploration term on up to 50% of the Concession acreage that has not been previously designated as a production area or relinquished, subject to certain terms and conditions including the agreement to undertake a work program and the payment of fees and rentals to be negotiated.

     Before the exploration period, the concessionaires may pay surface reservations fees to retain acreage subject to forfeiture. Any fees payable will be at the rate prescribed by Department of Mineral Resources on the date of submission of the application for the surface reservation.

     If production does not commence within four years of the designation of the production area, the production period will be deemed expired. For Block B8/38, production must commence by October 2000, unless an extension is granted on the basis that the delay was not due to the fault of the concessionaires. The petroleum production period for producing areas extends 20 years from the date of termination of the exploration period plus a ten year extension, subject to agreement on the terms thereof.

     Production Bonuses. Pursuant to the terms of each of the Concessions, the concessionaire thereunder is required to make the following payments ("Production Bonuses") to the Department of Mineral Resources: (i) $250,000 within 180 days of signing such Concession; (ii) $50,000 annual payment when petroleum production from the relevant Block reaches an average of 5,000 barrels of crude oil equivalent per day for a period of 30 consecutive days; (iii) $500,000 when the petroleum production from such Concession area is maintained at an average of 5,000 barrels per day of crude oil equivalent for a period of 60 consecutive days; and (iv) $1,000,000 when the petroleum production from such Concession area is maintained at an average of 25,000 barrels per day of crude oil equivalent for a period of 60 consecutive days.

     Sale to Thailand Government and Preference for Local Services. Each concessionaire is required to give first priority to the Thailand Government to purchase the oil and natural gas produced from the relevant Block. Each concessionaire also is required to give preference to the use of local contractors, materials and equipment available in Thailand with regard to transport vehicles and other matters related to the petroleum operation and must also employ and train Thailand nationals at all operational levels.

     Royalties. The following table summarizes the monthly royalties required to be paid based on barrels of oil equivalent produced within Block B8/38:

                                                     PERCENT OF VALUE OF
MONTHLY VOLUME OF PRODUCT (BOE)                    PRODUCT SOLD OR DISPOSED

Not exceeding 60,000                                         5.00%
Portion exceeding 60,000 but not exceeding 150,000           6.25%
Portion exceeding 150,000 but not exceeding 300,000         10.00%
Portion exceeding 300,000 but not exceeding 600,000         12.50%
Portion exceeding 600,000                                   15.00%

     Special Remuneratory Benefit. The concessionaires are required to pay a special remuneratory benefit (the "Benefit") under the Thailand Petroleum Act. The Benefit is calculated annually on a block-by-block basis. No Benefit is payable if the block has no annual petroleum profit (as defined to be hydrocarbon revenues net of, among other things, royalties, production bonuses, capital expenses and operating expenses). The Benefit, expressed as a percentage of annual petroleum profit, varies from zero to 75%, depending on the level of annual revenue per meter drilled in the Block.

     Termination and Revocation. Each Concession terminates (i) upon the termination of the petroleum production period; (ii) when the "Effective Concession Area" (as defined in such Concession) ceases to exist by virtue of the provisions of the Petroleum Act B.E. 2514, which governs statutory percentage relinquishment, or through the voluntary relinquishment made by the concessionaires; (iii) upon revocation of the Concession; or (iv) upon termination of the concessionaires' status as a juristic person (i.e., subject to the jurisdiction of Thailand courts). Under the Petroleum Act, either Concession may be revoked by the Ministry of Industry if the concessionaire:
(i) fails to furnish the production bonuses or pay the royalties, the Benefits or income taxes; (ii) becomes bankrupt; or (iii) fails to comply with good petroleum industry practice or to conduct petroleum operations with due diligence or violate certain other provisions of the Concession (including giving special priority to Thailand nationals) or of the Petroleum Act (such as restrictions on transfer). Also, all production, storage and transportation equipment and facilities must be turned over to the Thailand Government at the end of the production term.

     The obligations of the concessionaires under the Concession are joint and several for all such concessionaires under such Concession, including without limitation the obligation to pay income taxes, if any, under the Concession.

RESERVES

MONGOLIA

     Territorial's interests in SOTAMO have been evaluated by GEO Engineering Inc., the results of which are summarized in GEO Engineering, Inc.'s report (the "GEO Report") dated May 28, 1997, effective December 31, 1996. The following table summarizes the crude oil reserves as evaluated in the GEO Report. The information presented is adjusted to reflect Territorial's sale of 72 SOTAMO Shares to SOCO International effected after the fiscal year ended March 31, 1997. See Item 1 "Description of Business - Business of Territorial - Tamtsag Basin, Mongolia."



                            TAMTSAG BASIN, MONGOLIA
                     TERRITORIAL'S SHARE OF OIL RESERVES
                                    (MMBBLS)

                              Gross (1)   Net (2)
                              ---------   ------

Proved (3)
 Developed (4)                        -        -
 Undeveloped (5)                      -        -
                              ---------   ------
Total Proved                          -        -

Indicated Additional (6)            2.0      1.4
                              ---------   ------

TOTAL                               2.0      1.4

---------------


(1) "GROSS" reserves are the total of the Company's working interests and/or royalty interest share of reserves before deducting royalties owned by others.

(2) "NET" reserves are the total of the Company's working interests and/or royalty interests share of reserves after deducting the amounts attributable to royalties owned by others.

(3) "PROVED" reserves are the estimated quantities of reserves which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Such quantities are estimated as recoverable from that portion of a reservoir which can be reasonably evaluated as economically productive on the basis of analysis of drilling, geological, geophysical and engineering data, including the reserves to be obtained by enhanced recovery processes demonstrated to be economic and technically successful in the subject reservoir.

(4) "PROVED DEVELOPED" reserves are those reserves that can be expected to be recovered through existing wells with existing equipment and operating methods.

(5) "PROVED UNDEVELOPED" reserves are those reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion. Reserves on undrilled acreage is limited to those drilling units offsetting productive units that are reasonably certain of production when drilled.

                                                           (footnotes continued)

                                                           (footnotes continued)

(6) "INDICATED ADDITIONAL" reserves are those reserves which analysis of drilling, geological, geophysical and engineering data does not demonstrate to be proved under current technology and anticipated economic conditions, but where such analysis suggests the likelihood of their existence and future recovery. Probable additional reserves to be obtained by the application of enhanced recovery processes will be the increased recovery over and above that estimated in the proved category which can be realistically estimated for the pool on the basis of enhanced recovery processes which can be reasonably expected to be instituted in the future. Indicated Additional reserves do not constitute proved developed or proved undeveloped reserves.

THAILAND

     As of March 31, 1997, Territorial had no interests in the Gulf of Thailand. Territorial's interests in the Gulf of Thailand acquired in June and July, 1997, have been evaluated by Gaffney, Cline & Associates, the results of which are summarized in the Gaffney Cline Report dated May 16, 1997, effective December 31, 1996. The following table summarizes the crude oil and oil reserves as evaluated in the Gaffney Cline Report. The information presented is adjusted to reflect Territorial's acquisition of an aggregate of 7.5% working interests in Block B8/38 and Block B4/32 in June and July, 1997. See Item 1 "Description of Business - Business of Territorial - Gulf of Thailand." Quantities attributable to indicated additional reserves have not been reduced to account for the risk of obtaining production from such reserves.



                                GULF OF THAILAND
                       TERRITORIAL'S SHARE OF OIL RESERVES
                                    (MMBBLS)

                                     Gross (1)  Net (2)
                                     ---------  -------

Proved (3)
     Developed (4)                         -         -
     Undeveloped (5)                     6.6       0.5
                                        ----       ---
Total Proved                             6.6       0.5

Indicated Additional (6)                 7.3       0.5
                                        ----       ---

TOTAL                                   13.9       1.0
---------------


(1) "GROSS" reserves are the total of the Company's working interests and/or royalty interest share of reserves before deducting royalties owned by others.

(2) "NET" reserves are the total of the Company's working interests and/or royalty interests share of reserves after deducting the amounts attributable to royalties owned by others.

(3) "PROVED" reserves are the estimated quantities of reserves which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Such quantities are estimated as recoverable from that portion of a reservoir which can be reasonably evaluated as economically productive on

                                                           (footnotes continued)

                                                           (footnotes continued)

    the basis of analysis of drilling, geological, geophysical and engineering data, including the reserves to be obtained by enhanced recovery processes demonstrated to be economic and technically successful in the subject reservoir.

(4) "PROVED DEVELOPED" reserves are those reserves that can be expected to be recovered through existing wells with existing equipment and operating methods.

(5) "PROVED UNDEVELOPED" reserves are those reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion. Reserves on undrilled acreage is limited to those drilling units offsetting productive units that are reasonably certain of production when drilled.

(6) "INDICATED ADDITIONAL" reserves are those reserves which analysis of drilling, geological, geophysical and engineering data does not demonstrate to be proved under current technology and anticipated economic conditions, but where such analysis suggests the likelihood of their existence and future recovery. Probable additional reserves to be obtained by the application of enhanced recovery processes will be the increased recovery over and above that estimated in the proved category which can be realistically estimated for the pool on the basis of enhanced recovery processes which can be reasonably expected to be instituted in the future. Indicated Additional reserves do not constitute proved developed or proved undeveloped reserves.

TITLE TO PROPERTIES

  Internationally, rights to explore for and produce hydrocarbons are generally obtained through a concession and/or production sharing contract with the host government which can include both national and local authorities, with the involvement of petroleum, taxation and export agencies. The assignment of the Company's interests in the Gulf of Thailand Concessions is subject to certain consents from the Government of Thailand. See Item 1 Description of Business - Business of Territorial - Gulf of Thailand." While the Company believes that the material requirements of each concession or production sharing contract in which it owns a direct or indirect interest are met in all material respects such that title to each such concession can be maintained, no assurance can be given that all necessary requirements are met. Further, the pertinent laws are subject to change and, as discussed above, significant risks (among other risks, political and product market risks) apply to international activities. See Item 1 "Description of Business - Business of Territorial - Certain Factors Affecting the Company's Business."

  As is customary in both the North American and international oil and gas industry, only a perfunctory investigation as to ownership is performed when acquiring undeveloped properties believed suitable for drilling operations. Prior to commencement of drilling operations, a thorough title analysis is normally conducted and any material defects are remedied before proceeding with operations. In addition, the Company secured legal opinions regarding certain title matters relating to its interests in Mongolia and Thailand. The Company's properties are subject to royalties, overriding royalties, carried and other similar interests, contractual arrangements, liens incident to operating agreements, liens for current taxes not yet due and other relatively minor encumbrances, all of which are customary in the oil and gas industry. For a discussion of certain of the terms of the Mongolian production sharing contracts and the Thailand Concession terms, see "Undeveloped Acreage - Thailand -Thailand Concession Terms."

DRILLING AND PRESENT ACTIVITIES

MONGOLIA

     To date, six wells have been drilled in the Contract Areas located in the Tamtsag Basin, Mongolia, resulting in four apparent discoveries and two dry holes. During 1995, SOTAMO drilled two wells, the first of which was spudded in April 1995, and drilled to a total depth of 9,843 feet. Although the results of this well confirmed the presence of source rock, no reservoir rock was encountered and the well was plugged. The second well, SOTAMO 19-2, was drilled in late 1995 to a total depth of 9,875 feet. The well was suspended for the winter of 1995-96 and was stimulated and swab tested during the summer of 1996. The oil pay zone, a sandstone in the upper part of the Lower Cretaceous-Upper Jurassic Tsagaantsav Formation, was severely damaged with drilling mud and lost circulation material when the well was drilled. Stimulation and testing efforts to date have been partially successful and Territorial expects the well to be completed as a low rate pumping oil well during the Summer of 1997. The well produced 41 API oil at various rates during swab testing from perforations between 8,865 feet and 8,944 feet. Production rates are yet to be determined.
A number of seismically controlled structures have been identified in close proximity to the 19-2 well. The first follow-up well was spudded in late April 1997, and in early June 1997, flowed 37 degrees API oil to surface at a rate of 687 barrels per day ("BBLS") per day from an interval of 7,825 to 7,973 feet.

     The 1996 summer drilling program consisted of two wells, the SOTAMO 22-1 and 21-1 wells. The SOTAMO 22-1 well (95 miles east of the 19-2 well) was drilled to a total depth of 8,589 feet within Contract Area XXII. No oil shows were encountered in the Lower Cretaceous-Upper Jurassic interval penetrated. However, approximately 2,100 feet of reservoir quality sands with porosities as high as 28% were encountered above basement.

     The SOTAMO 21-1 well (60 miles east of the 19-2 well) was drilled in Contract Area XXI to a depth of 7,966 feet and penetrated approximately 26 feet of oil saturated sand with approximately 18% porosity in the upper part of the Lower Cretaceous-Upper Jurassic Tsagaantsav Formation. A drillstem test of the interval between 6,272.6 feet and 6,307.4 feet recovered medium gravity oil with no water. The crude oil recovered contained approximately 15% paraffin which plugged off the drill pipe during the test. The well has been suspended until completion and production equipment can be installed. A number of prospects and well locations have been identified offsetting well 21-1, the first of which, SOTAMO 21-2, was spudded on January 8, 1997. The 21-2 well was drilled to a total depth of 8,038 feet in March 1997. Four intervals were cored while drilling. Drillstem tests of two intervals recovered medium gravity crude oil with a small amount of load water from each interval. The crude oil recovered has a high paraffin content similar to that encountered in the 21-1 well and plugged off the drill pipe during the tests. The Company is currently investigating various methods of controlling the wax produced from these intervals. The well is expected to be completed during July or August, 1997 and, if successful, is expected to be placed on production in the latter half of the calendar year.

     In June 1997, the SOTAMO 19-3 well tested oil to surface over a sixteen-hour period at a stabilized rate of 687 barrels per day with 47 thousand cubic feet per day of associated gas and no water from an interval of 2,385 meters to 2,421 meters at a flowing well head pressure of 145 psi on a 3/8" choke. The oil was approximately 37 API gravity, which is similar to that tested in the 19-2 well.

     The 19-3 well is expected to be completed during July or August of 1997, while the other three previously announced discoveries, as well as installation of production facilitates, are expected to be completed thereafter.

     The following table summarizes the drilling activities of Territorial described above during the periods set forth below:


                             THREE MONTHS ENDED    YEARS ENDED MARCH 31,(1)
                                June 30, 1997         1997            1996
                                -------------         ----            ----
                               Gross      NET    GROSS    NET     GROSS   NET
                               -----      ----   -----    ---     -----   ---

Oil Wells                        1        0.05     2     0.20       1     0.13
Natural Gas Wells                -           -     -        -       -        -
Dry and Abandoned Wells          -           -     1     0.13       1     0.13
                                 -        ----     -     ----       -     ----
Total Wells                      1        0.05     3     0.33       2     0.26


----------

(1) There were no wells drilled by Territorial in the three years ended March 31 prior to 1996.

     The wells drilled to date have been drilled under contract by China National United Oil Corporation ("CNUOC") and China Petroleum Engineering Construction Corporation ("CPECC"), both affiliates of China National Petroleum Corporation ("CNPC"). For the 1997 program, SOTAMO has negotiated a four well turnkey drilling contract for $8.8 million. All moving, rigging up, drilling, logging, testing, coring, casing and cementing services are included in the contract. As part of the contract, CPECC winterized the rig which previously had been equipped for summer drilling only.

     SOTAMO has also executed a contract with CNUOC under which CNUOC has agreed to purchase any crude oil produced by SOTAMO from the Tamtsag Basin for the Daqing Export Price, a price which is published monthly in international publications, less $2.00 per BBL for transportation. The delivery point specified in the contract is a mutually acceptable Mongolia/China border point. SOTAMO delivered the first load of crude oil from the 19-2 well to the border on December 12, 1996 as a test of the transportation and delivery provisions of the crude oil purchase and sale contract. CNUOC accepted the oil at a point located approximately 200 kilometers from the 19-2 well. SOTAMO was paid $20.75 per BBL for the approximately 100 BBLS delivered.

     A total of approximately 3,000 kilometers of seismic has been acquired by SOTAMO to date. This data has been shot using Mongolian contractors and has been processed in Houston, Texas. Territorial's personnel have identified numerous locations to follow up on the wells drilled to date. The next well, called 19-4, offsets the 19-3 well by approximately

1/3 of a mile and will be spudded in July 1997. An additional approximately 930 miles of new seismic data are expected to be acquired during calendar year 1997. The program commenced on Contract Area XX and, combined with the drilling program and a training program led by Territorial's personnel in Houston, will exceed the work program requirements for all of the Contract Areas for the next two years.

THAILAND

     To date, the Company has not participated in any drilling activities in the Gulf of Thailand. A well is expected to be drilled on Block B8/38 in August 1997 and located adjacent to the previously-drilled discovery well on such Block at a location which is thought to be approximately 50 feet higher than the previous well at the Miocene level and may be approximately 1,000 feet higher at the Permian level. It is anticipated that the first well on the project will be drilled to test the Permian Ratburi interval at a depth of approximately 6,000 feet as well as the Miocene at approximately 4,000 feet.

     For a description of certain work commitments of the Company relating to its interests in Mongolia and the Gulf of Thailand, see Item 6 "Management's Discussion and Analysis or Plan of Operation - Liquidity, Capital Expenditures and Work Commitments."

OTHER

     No estimates of total, proved net oil or gas reserves have been filed with or included in reports to any other federal authority or agency since the beginning of the fiscal year.

Office Facilities

     Territorial's executive and administrative office is located at 734 7th Ave. S.W., Suite 1345, Calgary, Alberta, Canada T2P 3P8. The Company leases this space on a month-to-month basis.

     The Company also leases office space at 450 North Sam Houston Parkway East, Suite 140, Houston, Texas 77060. The Company leases this space from Exploration Associates, an affiliate of Messrs. Penttila and Buck, on a month-to-month basis at a base rent of $750 per month. The Company has prepaid this rent obligation through March 31, 1997. Mr. Penttila is a director and the President and Chief Operating Officer of Territorial, and Mr. Buck is the Company's Vice President, Exploration.


ITEM 3.  LEGAL PROCEEDINGS

     In September 1996, a summary judgment was entered in favor of TRI Mongolia, Inc., a subsidiary of Territorial ("TRM"), and certain other parties in a previously reported action styled, Leo T. Metcalf III vs. Amgol Inc., SOCO International, Inc., Exploration Associates International, Inc. et al., Cause No. 94-29503, in the 113th Judicial District Court of Harris County, Texas (the "Metcalf Lawsuit"). The plaintiff has appealed the summary judgment. Territorial anticipates that arguments will be heard regarding the appeal during the 1997 calendar year.

     The plaintiff in the Metcalf Lawsuit, a former director of Amgol, Inc., has requested certain amounts be awarded to him based on alleged damages suffered as a result of transactions entered into by Amgol without his approval and without Amgol contemporaneously acquiring and paying for certain interests the plaintiff claims to have owned. TRM has been named as a defendant, according to the lawsuit, as a result of its ownership interest in SOTAMO (which was owned by TRMOs predecessor in interest at the time the alleged damages were suffered).

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

     Although it is impossible at this time to predict the outcome of the Metcalf Lawsuit, the Company believes TRM is not liable, in whole or in part, for the claims made in the Metcalf Lawsuit and that the Metcalf Lawsuit will not have a material adverse effect on the CompanyOs assets or financial condition. The Company intends to vigorously pursue the defense of the Metcalf Lawsuit in the event the summary judgment motion is overturned.

     There are currently no other legal actions to which the Company is a party.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of the Company's security holders.


                                    PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Territorial's Common Stock is traded in the over-the-counter market on the National Association of Securities Dealer's Electronic Bulletin Board and is carried in the "pink sheets" under the symbol, "TERX." In May 1997, the Company effected a one-for-three reverse stock split of the Common Stock. Prior to such reverse stock split, the shares of Common Stock were traded under the symbol, "TERI."

     The following table sets forth the range of high and low bid prices of the Common Stock for the two most recent fiscal years. These prices are believed to be representative inter-dealer quotations, without retail markup, markdown or commissions, and may not represent actual transactions. The bid information set out in the table below has not been adjusted to reflect the reverse stock split effective in May 1997.

                                                  BID PRICE*

          Fiscal 1996                           HIGH      LOW
          -----------                           ----      ---

          First Quarter                       $  0.25  $ 0.0625
          Second Quarter                        0.625    0.0625
          Third Quarter                          1.25    0.0625
          Fourth Quarter (March 31, 1996)       0.125     0.125

          Fiscal 1997
          -----------

          First Quarter                       $0.6875  $  0.125
          Second Quarter                       0.1875    0.1875
          Third Quarter                        0.1875    0.0625
          Fourth Quarter (March 31, 1997)       0.125   0.09375

----------

* The bid information presented in this table has not been adjusted to reflect the one-for-three reverse stock split effect subsequent to the fiscal year ended March 31, 1997.

     The approximate number of shareholders of record of Common Stock as of June 30, 1997, was 2,681. The Company has not paid any dividends on its Common Stock during the last two fiscal years and does not expect to do so in the foreseeable future.

     Effective April 1, 1997, the Company issued an aggregate of 187,500 shares of Common Stock in connection with the conversion of shares of Preferred Stock, Series B, $0.10 par value each (the "Series B Shares"), 83,334 of which shares of Common Stock were acquired by Mr. Tolley, 62,500 of which shares of Common Stock were acquired by Mr. Mercier, and the remaining 41,667 of which shares of Common Stock were acquired by Mr. Bonnycastle. These shares of Common Stock were issued in reliance upon Section 3(a)(9) and Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), and/or Regulation S thereunder.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

     In 1995 Territorial shifted its emphasis to international oil and gas exploration and development activities. Since that period it has conducted an orderly disposition of its North American oil and gas properties. As a result, oil and gas revenues have decreased from $39,000 for the year ended March 31, 1996, to $21,000 for the year ended March 31, 1997.

     For the year ended March 31, 1997, the scope of operating activities increased with greater participation by Territorial in the SOTAMO operations. As a result, general and administrative expenses increased to $206,000, a 222% increase over such expenses for the year ended March 31, 1996, and was the primary factor contributing to the net loss for the year of $198,000, a 254% increase over the net loss for 1996.

     Territorial's international activities are in a pre-development stage and as yet have not demonstrated any significant cash flow generating capability. As a result, Territorial must raise equity capital or secure other sources of funding to meet its ongoing funding commitments. For the year ended March 31, 1997, Territorial's share of SOTAMO expenditures was $1,076,000 compared to $66,000 for the year ended March 31, 1996.

     Territorial funded its activities for the year ended March 31, 1997, as follows:


     Share issues                                                  $ 728,000
     Advance from shareholders                                       224,000
     Bank loan                                                       166,000
     Property sales                                                  138,000
     Operations and changes in operating assets and liabilities     (196,000)
                                                                   ---------
                                                                  $1,060,000

     Territorial raised $726,000 through a series of private placements and $2,000 through the exercise of warrants. On July 19, 1996, Territorial issued approximately 639,584 shares of Common Stock to Asia Energy Ltd. in exchange for $267,000 cash, five shares of SOTAMO, the elimination of a payable to Asia Energy Ltd. of $25,000 and the cancellation of an option agreement to purchase shares of SOTAMO from the Company. The total consideration received was $515,000 or $0.27 per share. In October 1996, the Company issued 112,500 Series B Preferred Shares for cash of $168,000 or $1.50 per share. In November 1996, the Company issued 47,500 shares of Common Stock at $0.30 per share for a cash consideration of $43,000. The Series B Preferred Shares were converted on April 1, 1997, into 187,500 shares of Common Stock.

     Territorial also obtained advances from shareholders of $224,000. The advances, due on demand and bearing interest at a floating interest rate were payable to two directors, Mr. R.A.N. Bonnycastle and Mr. Daniel Mercier. The advance from Mr. Bonnycastle was repaid in early 1997 from additional funds advanced by Mr. Mercier. The funds advanced by Mr. Mercier were repaid in the quarter ended June 30, 1997. See also Item 12 "Certain Relationships and Related Transactions."

     In early 1997, Territorial negotiated a line of credit which was guaranteed by Mr. Mercier. The amount owing on the line of credit at March 31, 1997, was approximately $166,000 which resulted from ongoing SOTAMO expenditures, all of which amount was repaid by the end of June 1997.

LIQUIDITY, CAPITAL EXPENDITURES AND WORK COMMITMENTS

     Territorial has expended approximately $1,089,000 and $66,000 in the fiscal years ended March 31, 1997 and 1996, respectively, for exploration and development activities.

     As further described below, the estimated capital requirements for the year ending March 31, 1998, relating to the Company's current projects are as follows:


     SOTAMO       $  650,000
     Thailand        387,000
     Overhead        165,000
                  ----------
                  $1,202,000

Actual commitments required to be paid by Territorial may vary significantly from such amounts based on a number of factors in the event additional costs and expenses are incurred by SOTAMO, Territorial or its other partners in SOTAMO in connection with the performance of operations in Mongolia, or additional costs and expenses are incurred in connection with Territorial's activities in Thailand. In addition, the Company intends to continue seeking to acquire additional interests in the Far East and other areas on terms deemed beneficial to it. In the event of any such acquisitions, actual capital requirements will further vary from the estimates set out above.

     Successful exploration activities may also lead to additional capital expenditures which may be financed by private or public offerings of shares of Common Stock or other securities of the Company, or by the sale of assets. The Company may also attempt to obtain outside capital on a joint venture basis to share the risk of such development with other operators engaged in the oil and gas business, and may attempt to obtain any required capital for these activities and for its work commitments relating to its interests in Mongolia and Thailand through the sale of direct or indirect interests in its projects; its securities; and, when appropriate, through borrowing. There is no assurance that such capital will be obtained.

     The sale of the 72 SOTAMO Shares to SOCO International in exchange for approximately $926,000 in cash and certain shares of capital stock of SOCO International (see Item 1 "Description of Business - Business of Territorial - Tamtsag Basin, Mongolia") subsequent to the end of the 1997 fiscal year generated sufficient working capital to repay existing indebtedness, and fund currently anticipated ongoing overhead expenses and capital requirements relating to the Company's interests in Mongolia and the Gulf of Thailand for the 1998 fiscal year.

     Territorial entered into a letter agreement in March 1997 with McDermid St. Lawrence Securities Ltd., Calgary, Alberta, Canada ("McDermid"), pursuant to which McDermid will act as the exclusive agent in connection with the proposed offer and sale by the Company of up to 1,500,000 units, each unit consisting of one share of Common Stock of Territorial and a warrant to purchase one additional share of Common Stock. The Company intends to conduct the offering during 1997 exclusively to non-U.S. persons, as defined in Regulation S, promulgated by the Securities and Exchange Commission under the Securities Act of 1933, as amended to date. If consummated, the Company currently intends to use the net proceeds of such proposed offering for additional working capital.

MONGOLIA

     SOTAMO and its stockholders have entered into a Stockholders' Agreement (the "SOTAMO Stockholders' Agreement") that provides for, among other things, capital budgets to be approved by a majority vote of the holders of common stock of SOTAMO. SOCO International is the operator of SOTAMO. Under the SOTAMO Stockholders' Agreement, the stockholders are required to advance funds for approved budget expenditures as costs are incurred. SOCO International and its affiliates currently own approximately 51% of the outstanding common stock of SOTAMO. Failure to advance such funds in a timely manner could result in the forfeiture of a stockholder's interest in SOTAMO.

     Territorial must fund its share of expenditures relating to its interests in Mongolia and the Gulf of Thailand as they are incurred so that minimum work commitments can be met, thus maintaining the contracts in good standing. The estimated direct cost to Territorial of the minimum work commitments for each of the Contract Areas in the Tamtsag Basin for the next two years is as follows:


                                      YEAR ENDING MARCH, 31
                                      1998            1999
                                      ----            ----
                  CONTRACT AREA       (thousands of U.S.$)

                       XIX             $  75          $ 175
                       XX                109            314
                       XXI                91            149
                       XXII              175            175
                                       -----          -----
                                       $ 450          $ 813

     The estimates set out above are Territorial management's minimum estimated required work commitments under the contracts described herein. Such estimates are based on the requirements set out in such contracts, and certain information provided to the Company by SOTAMO and other sources. The actual work commitments may vary significantly from those set out above, based on a number of factors as operations with respect to each such contract area progress.

     As of March 31, 1997, work commitments on each of the Contract Areas had been fulfilled by SOTAMO. SOTAMO has budgeted expenditures which exceed the minimum work commitments required by the production sharing contracts for the next 12 months. Territorial's estimate of its share of such expenditures for the year ended March 31, 1998, is $650,000.

THAILAND

     Drilling activity in the Gulf of Thailand has increased considerably in the recent past, making it difficult to secure drilling equipment for the near term. SOCO and its partners have a rig available to drill the first well beginning in August or September of 1997. The second well is expected to be spudded in September or October of 1997. The Blocks are located in an area with average water depth of approximately 200 feet.

     The terms of the Concession relating to Block B8/38 require the concessionaire thereunder to drill two exploratory wells and conduct geological surveys and seismic programs during the first six year period ending October 23, 2002. Management of Territorial currently anticipates such obligations being performed prior to the end of the fiscal quarter ending June

30, 1998. The estimated direct cost to Territorial of the minimum work commitments relating to its Thailand interests for the next two years is as follows:

                                    YEAR ENDED MARCH 31,
                                    1998            1999
                                  --------        --------
           COST                     (thousands of U.S.$)

     Earning expenditures           $ 375           $  -
     Seismic and geological            12             25
                                    -----           ----
                                    $ 387           $ 25

     The estimates set out above are Territorial management's minimum estimated required work commitments relating to the Thailand interests described herein. Such estimates are based on the requirements set out in such contracts, and certain information provided to the Company by SOCO International and other sources. The actual work commitments may vary significantly from those set out above, based on a number of factors as operations with respect to each such contract area progress.


ITEM 7.  FINANCIAL STATEMENTS

     The financial statements and supplementary data are presented beginning on page F-1 of this Report and are incorporated by reference thereto.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     As previously reported by the Company, in April 1997, the Company dismissed Hein + Associates, LLP, as its principal independent accounting firm. The report of such accounting firm during neither of the fiscal years ended March 31, 1994 and 1995, contained an adverse opinion or disclaimer of opinion, nor was it modified as to uncertainty, audit scope or accounting principles. There were no disagreements with such accounting firm on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure. The decision to change accountants and to appoint Price Waterhouse, Calgary, Alberta, Canada, was recommended by the Audit Committee of the Board of Directors and by the Board of Directors of the Company. The shareholders of the Company ratified the selection of Price Waterhouse, Calgary, Alberta, Canada, as the principal accountant to audit the Company's financial statements at the annual meeting of shareholders held on April 30, 1997.

     There have been no disagreements between the Company and its independent auditors on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure during the year ended March 31, 1997.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

     The names, ages and positions of all directors and executive officers of the Company are as follows:

                                                                        DIRECTOR
NAME                           AGE              POSITION                 SINCE

Daniel A. Mercier               42     Chairman of the Board and         1996
                                       Chief Executive Officer

William C. Penttila             63     President, Chief Operating        1995
                                       Officer and Director

Douglas N. Baker                43     Vice President Finance,           1997
                                       Treasurer, Chief Financial
                                       Officer, Secretary and Director

Richard A.N. Bonnycastle        62     Director                          1996

Jimmy M. McCarroll              54     Director                          1996

Donald L. Oliver                54     Director                          1987

Lamont C. Tolley                61     Director                          1997

Dennis M. Buck                  51     Vice President, Exploration


     All directors of the Company hold such office until the next annual meeting of shareholders of the Company or until their successors have been elected and have qualified. Executive officers hold office at the pleasure of the Board of Directors.

PRINCIPAL OCCUPATION AND BUSINESS EXPERIENCE

     Daniel A. Mercier. Mr. Mercier became a Director of the Company in 1996 and became its Chairman of the Board and Chief Executive Officer on June 20, 1996. He has been President and a Director of Asia Energy Ltd. ("AEL"), a private oil and gas company since its inception in December 1995. AEL is the Company's largest shareholder. Mr. Mercier was President and Chief Executive Officer of Canadian Conquest Exploration Inc. ("Canadian Conquest"), a publicly-held Canadian oil and gas company listed on the Toronto Stock Exchange, until November 1995. He resigned as an officer of Canadian Conquest as part of a refinancing. Mr. Mercier was a director of Canadian Conquest until October 1996. From December 1995 to March 1996, Mr. Mercier was the Chief Operating Officer of

Chancellor Energy Resources Inc., a publicly-held Canadian oil and gas company listed on The Toronto Stock Exchange. Mr. Mercier is also a director of APF Energy Inc., the manager of a Canadian royalty trust fund. Mr. Mercier is a mechanical engineer with over twenty years of experience in the oil and gas industry in Canada and the United States.

     William C. Penttila. Mr. Penttila became a Director of the Company in 1995 and became its President and Chief Operating Officer on June 20, 1996. Mr. Penttila is Vice President of Exploration Associates, Inc., an international oil and gas exploration consulting firm, of which he has been an officer since 1989. He was a consultant between 1984 and 1989, and held management positions at Weeks Petroleum and its affiliates from 1980 to 1984. He held various technical positions at ARCO and its predecessors from 1962 until 1980. He holds both Geological Engineering and Master of Science degrees from the Colorado School of Mines.

     On September 1, 1996, Mr. Penttila was appointed as Technical Advisor to the Petroleum Authority of Mongolia. As such, Mr. Penttila evaluates proposals and screens corporations and individuals who have expressed interests in becoming involved in the petroleum industry in Mongolia. Each of Territorial and Mr. Penttila recognizes that the possibility exists that his role as an officer and director of Territorial may at times conflict with his role as Technical Advisor to the Petroleum Authority. Mr. Penttila has agreed that if such conflicts arise, he will fully disclose such conflicts to Territorial and, if appropriate, will resign either as Technical Advisor or as an officer and director of Territorial. Mr. Penttila receives no compensation in his role as Technical Advisor to the Petroleum Authority of Mongolia.

     Douglas N. Baker. Mr. Baker became a Director of the Company in February 1997 and became its Vice President, Finance, Treasurer and Chief Financial Officer on June 20, 1996, and its Secretary on April 30, 1997. Mr. Baker is also Vice President Finance and Chief Financial Officer of AEL. Mr. Baker has over 13 years of experience in senior financial positions with Canadian public oil and gas companies. From November 1993 to March 1996, Mr. Baker served as Vice President Finance and Chief Financial Officer of Chancellor Energy Resources, Inc. From February 1991 to August 1993, Mr. Baker served as Vice President Finance and Corporate Secretary for American Eagle Petroleum Ltd. Prior thereto Mr. Baker was Vice President Finance of Canadian Conquest.

     Richard A. N. Bonnycastle. Mr. Bonnycastle became a Director of the Company on June 20, 1996. Mr. Bonnycastle is Chairman and President of Harvest Fund Inc., an investment banking company, and Chairman and President of Cavendish Investing Ltd., a private investment company. Mr. Bonnycastle is also a Director of AEL. Mr. Bonnycastle serves on the boards of directors of a number of other publicly listed companies outside the United States.

     Jimmy M. McCarroll. Mr. McCarroll became a Director of the Company in October 1996. Mr. McCarroll is the President of McCarroll Energy, Inc., an independent oil and gas operator on the Texas Gulf Coast, a position he has held for more than ten years. Mr. McCarroll has been the Managing Partner of McCarroll and Young Energy Funds since 1980. Mr. McCarroll has also assisted SOCO International, Inc. in certain of their farmout endeavors during the past four years. Mr. McCarroll also serves as a Director of Pan Ocean Explorations Inc., a Vancouver, Canada-based corporation whose shares are traded on the Vancouver Stock Exchange.

     Donald L. Oliver. Mr. Oliver joined the Company as President and a Director in December 1987, and served as President until November 1994. He currently serves as a Production Superintendent of Forest Oil Corporation in Denver, Colorado, whose principal business is oil and gas exploration and production in North America. Mr. Oliver spent fifteen years with Cities Service Company, where he held various engineering and managerial positions in exploration and production. Subsequently, he held the positions of Vice President and General Manager of the Texas division for Bawden Drilling and Vice President of Operations for Conquest Exploration Company.

     Lamont C. Tolley. Mr. Tolley became a Director of the Company in March 1997. For more than 10 years, Mr. Tolley has served as the Chairman and a Director of Starvest Capital Inc., a private Canadian oil and gas management corporation, and as President, CEO and a Director of Pencor Petroleum Limited, a Canadian corporation that acquires and manages oil and gas properties. He is also the President and a Director of Canadian Pencrown Resources Limited, a private Canadian exploration corporation which has invested over $100 million in oil and gas exploration programs and is wholly owned by a group of institutional investors.

     Dennis M. Buck. Mr. Buck is the Executive Vice President of Exploration Associates, Inc. and was one of its original founders in 1984. Mr. Buck was Chief Geophysicist for Weeks Petroleum from March 1981 to June 1984. From March 1977 to March 1981, Mr. Buck was Division Geophysicist for American Petrofina. Prior thereto he held various technical positions with Amoco, Texas Crude and Mitchell Energy. Mr. Buck has a B.S. Degree in Geology from the New Mexico Institute of Mining and Technology.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company under Rule 16a-3(d) of the Securities Exchange Act of 1934, as amended to date (the "Exchange Act"), during its most recent fiscal year and Form 5 and amendments thereto furnished to the registrant with respect to its most recent fiscal year, the Company does not know of any director, officer or beneficial owner of more than ten percent of its Common Stock that failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during the most recent fiscal year or prior years.


ITEM 10.  EXECUTIVE COMPENSATION

     During the fiscal years ended March 31, 1995, 1996 and 1997, the Company paid no compensation to its executive officers or directors for services rendered in any such capacity by such persons to the Company or its subsidiaries, other than certain options to acquire shares of Common Stock of the Company which were granted by the Company on June 20, 1996:

                                           VALUE OF UNEXERCISED IN-THE-MONEY
                        NUMBER OF SHARES      OPTIONS AT FISCAL YEAR-END*
NAME                   SUBJECT TO OPTIONS     (EXERCISABLE/UNEXERCISABLE)

William C. Penttila         90,000                 $0      /      $0
Dennis M. Buck              90,000                 $0      /      $0
Daniel A. Mercier           90,000                 $0      /      $0
Douglas N. Baker            33,334                 $0      /      $0
Lois S. Milard              10,000                 $0      /      $0
Dawna Allinson              10,000                 $0      /      $0
Stephen Gray                10,000                 $0      /      $0
                           -------                 --      -      --
                           333,334

_________
* Market value of underlying securities at year-end ($0.375, which number is adjusted for reverse stock split effected subsequent to year-end), minus the exercise price.

The options vested as to one-third immediately and one-third on the first anniversary date and vest one-third on the second anniversary date in all cases except Mr. Gray which vested immediately. The options are exercisable at $0.90 per share. None of such options has been exercised as of the March 31, 1997.

     The Company believes the fair market value of the options at the time of grant and as of March 31, 1997, was $0.90 and $0.375, respectively.

     Other than reimbursement for the cost of attending meetings, the Company's directors receive no compensation for services as directors.

     Ms. Allinson is a part-time employee of the Company, Ms. Milard is an employee of Exploration Associates, Inc., an affiliates of Messrs. Penttila and Buck, and Mr. Gray is the former Secretary of the Company.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information concerning each person whom the Company, by virtue of filings with the Securities and Exchange Commission, has reason to believe may be deemed the beneficial owners of more than five percent (5%) of the Company's outstanding Common Stock as of June 30, 1997. Except as otherwise indicated, the persons listed below have sole voting power and investment power over the shares beneficially held by them.

NAME AND ADDRESS                AMOUNT AND NATURE OF        PERCENT OF CLASS (1)
OF BENEFICIAL OWNER             BENEFICIAL OWNERSHIP

A. Andrew Davis                    660,852 (2)                   6.51
   Alan Davis Media
   Limited, Level 10,
   35 York Street
   Sidney, NSW 2000
   Australia

Brian A. Lingard                 1,164,140 (3)                  11.46
   401 Louisiana
   Suite 206
   Houston, Texas 77002

Dennis M. Buck                     689,921 (4)                   6.75
   450 N. Sam Houston
   Parkway E., #140
   Houston, Texas 77060

William C. Penttila                689,921 (4)                   6.75
   450 N. Sam Houston
   Parkway E., #140
   Houston, Texas 77060

Michael C. Nemec                   614,116                       6.05
   The Phoenix Resource
   Companies
   6525 N. Meridian Ave.
   Oklahoma City,
   Oklahoma 77116

Asia Energy Ltd.                 2,406,167 (5)                  23.69
   734 7th Ave. S.W.
   Suite 1345
   Calgary, Alberta
   Canada T2P 3B8

Jimmy M. McCarroll                 550,000 (6)                   5.42
   1030 Townplace
   Houston, Texas
   77057-1942

                                               (see footnotes on following page)

__________

(1) Based upon 10,156,133 shares outstanding as of June 30, 1997.

(2) Consists of 393,141 shares either owned by Mr. Davis or by companies controlled by him, with the remaining 267,711 shares owned by three sisters of Mr. Davis but with voting proxy held by him.

(3) Includes 33,334 shares owned by his minor son with Mr. Lingard named as custodian. Mr. Lingard disclaims beneficial ownership of these 33,334 shares.

(4) Includes options to acquire 60,000 shares. Does not include options to acquire 30,000 shares that vest in June 1998.

(5) All shares reported are owned by AEL. See footnotes 4, 5 and 6 to table below.

(6) Includes 300,000 shares held in escrow. See Item 12 "Certain Relationships and Related Transactions."

    Security Ownership of Management. The table below sets forth the beneficial ownership of shares of Common Stock as of June 26, 1997, by the Company's officers and directors, individually and as a group.



NAME OF BENEFICIAL              AMOUNT AND NATURE OF
     OWNER                     BENEFICIAL OWNERSHIP (1)   PERCENT OF CLASS (2)

Donald L. Oliver                      333,197                    3.28
William C. Penttila                   689,921 (3)                6.75
Dennis M. Buck                        689,921 (3)                6.75
Daniel A. Mercier                   2,528,667 (4)               24.75
Richard A.N. Bonnycastle            2,447,834 (5)               24.10
Douglas N. Baker                    2,428,390 (6)               23.86
Jimmy M. McCarroll                    550,000 (7)                5.42
Lamont C. Tolley                       83,334                    0.82
Directors and Officers
as a Group                          4,935,930                   48.60


                                               (see footnotes on following page)

__________

(1) The information as to beneficial ownership has been furnished by the respective persons. Unless otherwise specified, each person or group has sole voting and investment power with respect to the shares, except with respect to the shares identified above relating to Messrs. Mercier, Bonnycastle and Baker. See footnotes below.

(2)  Based upon 10,156,133 shares outstanding as of June 26, 1997.

(3) Includes options to acquire 60,000 shares. Does not include options to acquire 30,000 shares that vest in June 1998.

(4) Includes 62,500 shares and options to acquire 60,000 shares owned directly by Mr. Mercier. All other shares reported are owned by AEL. Does not include options to acquire 30,000 shares that commence vesting in June 1998. Mr. Mercier is a Director and the President of AEL and (together with shares held by his wife) owns approximately 11.8% of the outstanding shares of capital stock of AEL. Mr. Mercier's father and siblings own an additional 10.9% of the outstanding shares of capital stock of AEL. Mr. Mercier disclaims beneficial ownership of all shares of capital stock of AEL owned by his father and siblings, and all shares of Territorial Common Stock owned by AEL.

(5) Includes 41,667 shares owned directly by Mr. Bonnycastle. All other shares reported are owned by AEL. Mr. Bonnycastle is a Director of AEL and owns approximately 12.9% of the outstanding shares of capital stock of AEL. Mr. Bonnycastle disclaims beneficial ownership of all shares of Territorial Common Stock owned by AEL.

(6) Includes options to acquire 22,223 shares. Does not include options to acquire 11,111 shares that commence vesting in June 1997. All other shares reported are owned by AEL. Mr. Baker is the Vice President Finance and Chief Financial Officer of AEL and (together with shares held by his wife) owns approximately 1.7% of the outstanding shares of capital stock of AEL. Mr. Baker disclaims beneficial ownership of all shares of Territorial Common Stock owned by AEL.

(7) Includes 300,000 shares held in escrow. See Item 12 "Certain Relationships and Related Transactions."


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     On March 29, 1996, the Company acquired an approximate 12% interest (in addition to its previously held approximate 1% interest) in SOTAMO in exchange for the issuance of 1,816,667 shares of the Company's Common Stock. The acquisition of this interest was consummated through the acquisition by the Company of a privately held corporation, of which each of William C. Penttila and Dennis M. Buck was a director, officer and a significant shareholder. Each of Messrs. Penttila and Buck received 529,861 shares of Territorial Common Stock in connection therewith. At the time of the transaction, Mr. Penttila was a Director of the Company. Subsequent to such transaction, Mr. Penttila also became the President and Chief Operating Officer of the Company and Mr. Buck became Vice President, Exploration of the Company.

     On March 31, 1996, Territorial entered into an Option Agreement (the "Option") with Asia Energy Ltd., Territorial's largest shareholder ("AEL"). The Option, as amended, granted to AEL the right to purchase up to 29 of the 119 shares of SOTAMO owned by Territorial at a per share price of $50,000. AEL paid Territorial $20,000 cash in consideration for the granting of the Option.
Daniel A. Mercier, the President, a Director and a shareholder of AEL, was appointed a Director of Territorial on April 12, 1996. On May 9, 1996, AEL purchased five SOTAMO shares from Territorial for $250,000 cash. On June 20, 1996, Mr. Mercier was appointed Chairman of the Board and Chief Executive Officer of the Company. Messrs. Bonnycastle and Baker are also affiliates of AEL. See Item 11 "Security Ownership of Certain Beneficial Owners and Management."

     In mid-July 1996, Territorial issued to AEL 639,584 shares of Common Stock primarily in exchange for approximately $267,000 in cash, the five shares of SOTAMO referred to above, the elimination of a payable to AEL of $25,000 and the cancellation of the Option. Territorial also agreed to pay certain administration-related costs and expenses on behalf of AEL in the future.

     In October 1996, Territorial issued 112,500 shares (the "Series B Preferred Shares") of its newly designated voting Preferred Stock, Series B, $0.10 par value each, 37,500 of which Series B Preferred Shares were acquired by Mr. Mercier, 25,000 of which Series B Preferred Shares were acquired by Mr. Bonnycastle and the remaining 50,000 of which Series B Preferred Shares were acquired by Mr. Tolley, for a cash purchase price equal to (Cdn)$2.00 per share. The Series B Preferred Shares were converted into an aggregate of 187,500 shares of Common Stock effective April 1, 1997.

      During 1996, Mr. Mercier made initial loans to Territorial of an aggregate of approximately $72,000 and Mr. Bonnycastle loaned to Territorial an aggregate
of approximately 61,400.   Such loans bear interest at an annual rate equal to
the floating prime rate announced from time to time by the Alberta Treasury Branch, Okotoks, Alberta, Canada. The loans, together with all accrued and unpaid interest thereon, were payable by Territorial upon demand. During the year ended March 31, 1997, Territorial repaid the loan to Mr. Bonnycastle, together with interest thereon in the amount of approximately $350, and borrowed an additional approximately $152,000 from Mr. Mercier on the same terms as the previous loans made to Territorial. In the quarter ended June 30, 1997, the Company repaid to Mr. Mercier all such amounts loaned by him, together with an
aggregate of approximately $4,725 of interest thereon.   It also entered into a
line of credit with Canadian Western Bank permitting the Company to borrow up to approximately $253,000. The repayment obligations with respect to the line of credit have been personally guaranteed by Mr. Mercier. As of March 31, 1997, the Company had drawn down approximately $166,000 from such line of credit, all of which was repaid by the end of June 1997.

     On June 20, 1996, the Board of Directors approved the granting of options to acquire the following numbers of shares of Common Stock to the persons identified below:

                                 NUMBER OF SHARES
                                 OF COMMON STOCK

     William C. Penttila              90,000
     Dennis M. Buck                   90,000
     Daniel A. Mercier                90,000
     Douglas N. Baker                 33,334
     Lois S. Milard                   10,000
     Dawna Allinson                   10,000
     Stephen L. Gray                  10,000
                                     -------
                                     333,334


  The options vested as to one-third immediately and one-third on the first anniversary date and vest one-third on the second anniversary date in all cases except Mr. Gray which vested immediately. The options are exercisable at $0.90 per share. None of such options has been exercised as of the March 31, 1997.

  In connection with the Company's acquisition of a 2.5% undivided working interest in two Thailand Concessions on June 30, 1997 (see Item 1 "Description of Business - Business of Territorial - Gulf of Thailand"), the Company paid to Jimmy M. McCarroll, a director of the Company, $210,000 in cash and issued to Mr. McCarroll an aggregate of 550,000 shares of Common Stock of Territorial. At the time of such acquisition, the Company and Mr. McCarroll entered into an Escrow Agreement pursuant to which, among other things, 300,000 of such shares of Common Stock are to be held in escrow and are to be released in increments of 100,000 shares to Mr. McCarroll upon the occurrence of certain conditions relating to the progress and results of operations of the Thailand Concessions. In the event that any such condition is not fulfilled as provided in the Escrow Agreement, the shares subject to such condition will be returned to the Company. So long as such shares are held pursuant to the terms of the Escrow Agreement, Mr. McCarroll has the right to vote such shares.

  The transactions with the Company discussed herein were all approved by its Board of Directors with any interested Director abstaining from, or otherwise not participating in, voting with respect to such transactions.

     No director or officer of the Company, nominee for election as a director, or any associate of any such director, officer or nominee, was indebted to the Company or its subsidiary at any time since the beginning of the Company's last fiscal year.


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

  (A) THE FOLLOWING DOCUMENTS ARE FILED AS A PART OF THIS REPORT:

     1. FINANCIAL STATEMENTS.

        The financial statements of Territorial Resources, Inc. and the related report of independent accountants are provided at Page F-1 of this Report

     2. FINANCIAL STATEMENT SCHEDULES.

        The schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are omitted (other than the Financial Data Schedule, which is included herein as Exhibit 27.1) because they are not applicable or not required.

     3.  EXHIBITS.

         3 (i) Articles of Incorporation, as amended to the date of this Report (filed as Exhibit 3(i) to the Company's Current Report on
                Form 8-K dated May 13, 1997).

         3(ii)  Bylaws, as amended to the date of this Report.*

          10.1 Plan and Agreement of Reorganization, dated as of March 12, 1996, by and among William C. Penttila, Dennis M. Buck, Michael
                C. Nemec, Thomas B. Patrick and the Company (filed as Exhibit
                2.0 to the Company's Current Report on Form 8-K dated March 29,
                1996).

          10.2 Option Agreement, dated March 1, 1996, by and between Asia Energy Ltd. and the Company (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K dated March 29, 1996).

          10.3 Letter of Engagement, dated March 12, 1997, between Territorial Resources, Inc. and McDermid St. Lawrence Securities Ltd.*

          10.4 Shareholders' Exchange Agreement between Territorial Resources, Inc. and SOCO International plc, dated 6 May 1997 (filed as
                Exhibit 10.1 to the Company's Current Report on Form 8-K dated June 5, 1997).

          10.5 Letter Agreement between Territorial Resources, Inc. and SOCO International plc, dated 8 May 1997 (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K dated June 5, 1997).

          10.6 Asset Purchase Agreement, dated as of May 30, 1997, among SOCO Exploration (Thailand) Company Limited, SOCO Thaitex, Inc., Territorial Resources (Delaware), Inc. and Jimmy M. McCarroll*

          10.7  Escrow Agreement, dated as of June 26, 1997, by and among Jimmy
                M. McCarroll, Territorial Resources (Delaware), Inc. and Theodore J. Lee*

          ___________
          *    Filed with this Report

             10.8 Farmout Agreement, dated as of July 10, 1997, by and among Territorial Resources (Delaware), Inc., SOCO Exploration (Thailand) Company Limited and SOCO Thaitex, Inc.*

             10.9 Stockholder's Agreement by and among SOCO Tamtsag Mongolia, Inc., dated November 7, 1994, and its stockholders*

             22.   Subsidiaries*

             23.1  Consent of Donald L. Oliver, Reserve Engineer*

             23.2  Consent of DL Paddock & Associates Ltd.*

             23.3  Consent of GEO Engineering, Inc., Reserve Engineers*

             23.4  Consent of Gaffney, Cline & Associates, Reserve Engineers*

             27    Financial Data Schedule*

             ___________
             *  Filed with this Report


  (b)  REPORTS ON FORM 8-K.

       The Company filed no reports on Form 8-K during the fourth quarter of the fiscal year ended March 30, 1997.

                                   SIGNATURES

  In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on behalf by the undersigned, thereunto duly authorized.

                                  TERRITORIAL RESOURCES, INC.

July 14, 1997                     By:  /s/ Daniel A. Mercier
                                     -------------------------
                                  Daniel A. Mercier
                                  Chairman of the Board and
                                  Chief Executive Officer

July 14, 1997                     By:  /s/ Douglas N. Baker
                                     -------------------------
                                  Douglas N. Baker
                                  Principal Financial and Accounting Officer

  In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:/s/ Douglas N. Baker                         Date:  July 14, 1997
   ----------------------------------
   Douglas N. Baker, Director


By:/s/Richard A.N. Bonnycastle                  Date:  July 14, 1997
   ----------------------------------
   Richard A.N. Bonnycastle, Director


By:/s/Jimmy M. McCarroll                        Date:  July 14, 1997
   ----------------------------------
   Jimmy M. McCarroll, Director


By:/s/Daniel A. Mercier                         Date:  July 14, 1997
   ----------------------------------
   Daniel A. Mercier, Director


By:/s/Donald L. Oliver                          Date:  July 14, 1997
   ----------------------------------
   Donald L. Oliver, Director


By:/s/William C. Penttila                       Date:  July 14, 1997
   ----------------------------------
   William C. Penttila, Director


By:/s/Lamont C. Tolley                          Date:  July 14, 1997
   ----------------------------------
   Lamont C. Tolley, Director

                         INDEX TO FINANCIAL STATEMENTS
                                      AND
                      (UNAUDITED) SUPPLEMENTAL INFORMATION


                                                                    Page

Auditor's Report (Price Waterhouse)                                 F-2

Auditor's Report (Hein + Associates, LLP)                           F-3

Consolidated Balance Sheet dated March 31, 1997                     F-4

Consolidated Statement of Operations for the Years Ended
 March 31, 1997 and 1996                                            F-6

Consolidated Statement of Changes in Stockholders' Equity
 for the Years Ended March 31, 1997 and 1996                        F-7

Consolidated Statement of Cash Flows for the Years Ended
 March 31, 1997 and 1996                                            F-8

Notes to Consolidated Financial Statements                          F-10

Supplemental Information - Disclosures of Oil and Gas Producing
 Activities (Unaudited)                                             F-16

June 23, 1997, except for Note 11
     which is as of June 30, 1997



                                AUDITOR'S REPORT



To the Board of Directors and Stockholders
Territorial Resources, Inc.


We have audited the consolidated balance sheet of Territorial Resources, Inc. as at March 31, 1997 and the consolidated statements of operations, changes in stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance whether the financial statements are free of material misstatement.
An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at March 31, 1997 and the results of its operations and its cash flows for the year then ended in accordance with generally accepted accounting principles.

The consolidated statements of operations, changes in stockholders' equity and cash flows for the year ended March 31, 1996 were audited by other auditors who issued an unqualified report dated June 17, 1996.


/s/ Price Waterhouse
--------------------
Chartered Accountants
Calgary, Alberta

                         INDEPENDENT AUDITOR'S REPORT


Board of Directors and Stockholders
Territorial Resources, Inc.

We have audited the accompanying consolidated statements of operations, changes in stockholders' equity and cash flows of Territorial Resources, Inc. and subsidiary for the year ended March 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Territorial Resources, Inc. for the year ended March 31, 1996, in conformity with generally accepted accounting principles.

The Company's primary asset is an investment in SOCO Tamtsag Mongolia, Inc. which is a company engaged in oil and gas exploration in Mongolia. SOCO Tamtsag Mongolia, Inc. has not yet discovered any proved reserves in Mongolia (see also discussion of Mandatory Loan Obligations in Note 10).


/s/ Hein + Associates, LLP

HEIN + ASSOCIATES, LLP
Houston, Texas

June 17, 1996

                          TERRITORIAL RESOURCES, INC.
                          CONSOLIDATED BALANCE SHEET

                                     ASSETS
               (in thousands of US dollars, except share amounts)

                                                                                  March 31,
                                                                                    1997
                                                                                 -----------
CURRENT ASSETS:
     Cash                                                                        $         6
     Accounts receivable:
          Oil and gas                                                                      7
          Other                                                                            2
     Prepaid expenses                                                                     32
                                                                                 -----------
     Total Current Assets                                                                 47
                                                                                 -----------
NOTE RECEIVABLE (Note 4)                                                                   9
                                                                                 -----------
INVESTMENT IN SOCO TAMTSAG MONGOLIA, INC. (Note 2)                                     2,820
                                                                                 -----------
PROPERTY AND EQUIPMENT, at cost:
     Oil and gas properties, full cost method                                          7,814
     Less: Accumulated depreciation, depletion, impairment and amortization           (7,797)
                                                                                 -----------
                                                                                          17
                                                                                 -----------
TOTAL ASSETS                                                                     $     2,893
                                                                                 ===========


          See accompanying notes to consolidated financial statements.

                          TERRITORIAL RESOURCES, INC.
                    CONSOLIDATED BALANCE SHEET -- CONTINUED

                      LIABILITIES AND STOCKHOLDERS' EQUITY
               (in thousands of US dollars, except share amounts)


                                                  March 31,
                                                    1997
                                                 -----------

CURRENT LIABILITIES:
     Accounts payable                            $        92
     Bank loan (Note 12)                                 166
     Due to affiliated party (Note 12)                   224
                                                 -----------
TOTAL CURRENT LIABILITIES                                482
                                                 -----------
COMMITMENTS AND CONTINGENCIES
       (Notes 9 and 10)
TOTAL LIABILITIES                                        482
                                                 -----------
STOCKHOLDERS' EQUITY (Notes 3 and 7):
     Common stock                                         28
     Additional paid-in capital                        6,125
     Accumulated deficit                              (3,725)
     Treasury stock                                      (17)
                                                 -----------
     TOTAL STOCKHOLDERS' EQUITY                        2,411
                                                 -----------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                             $     2,893
                                                 ===========



          See accompanying notes to consolidated financial statements.

                          TERRITORIAL RESOURCES, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS

             (in thousands of US dollars, except per share amounts)


                                              YEARS ENDED MARCH 31
                                            ------------------------
                                               1997          1996
                                            ----------   -----------

REVENUES:
 Oil and gas sales                           $      21     $      39
 Interest and other income                           1             2
                                             ---------     ---------
                                                    22            41
                                             ---------     ---------
COSTS AND EXPENSES:
 Oil and gas production                              1             7
 Depreciation, depletion and amortization            5            26
 Foreign exchange loss                               3            --
 General and administrative                        206            64
 Interest                                            5            --
                                             ---------     ---------
                                                   220            97
                                             ---------     ---------
Net Income (Loss)                            $    (198)    $     (56)
                                             =========     =========

Net Income (Loss) Per Share                  $   (.007)    $   (.003)
                                             =========     =========

WEIGHTED AVERAGE  SHARES OUTSTANDING
 (thousands)                                    27,767        20,591
                                             =========     =========




          See accompanying notes to consolidated financial statements

                           TERRITORIAL RESOURCES INC.
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

               (in thousands of US dollars, except share amounts)

                               COMMON STOCK           STOCK SUBSCRIPTIONS     ADDITIONAL               TREASURY
                              -------------------     -------------------      PAID-IN    ACCUMULATED   STOCK
                              SHARES       AMOUNT      SHARES     AMOUNT       CAPITAL      DEFICIT     AMOUNT
                              ------       ------      ------     ------       -------      -------     ------
Balance at
   March 31, 1995           11,791,112       12      8,785,000      9           3,853        (3,471)      (17)
                            ==========       ==     ==========     ==           =====        ======       ===
Stock issued for
   stock subscriptions       8,785,000        9     (8,785,000)    (9)              -             -         -
Debt Shares issued
   to acquire TRI
   Mongolia                  5,450,000        5              -      -           1,545             -         -
Shares issued
   as compensation to
   officer, director and
   other third parties          43,000        -              -      -               3             -         -
Shares cancelled
   as proceeds for
   Account Receivable           (3,000)       -              -      -               -             -         -
Net loss                             -        -              -      -               -           (56)        -
                            ----------       --     ----------     --           -----        ------       ---
Balance at
   March 31, 1996           26,066,112       26              -      -           5,399        (3,527)      (17)
                            ==========       ==     ==========     ==           =====        ======       ===
Shares issued for
   cash and shares
   of SOTAMO                 1,918,750        2              -      -             513             -         -
Shares issued
   for cash                    142,500        -              -      -              43             -         -
Shares issued for
   termination of
   warrants                    100,000        -              -      -               -             -         -
Shares issued for
   exercise of
   warrants                     25,000        -              -      -               2             -         -
Adjustment                          (8)       -              -      -               -             -         -
Net loss                             -        -              -      -                          (198)        -
                            ----------       --     ----------     --           -----        ------       ---
Balance at
   March 31, 1997           28,252,354       28              -      -                        (3,725)      (17)
                            ==========       ==     ==========     ==           =====        ======       ===
Preferred shares
   issued for cash             112,500                                            168
                            ----------                                          -----
Balance at
   March 31, 1997              112,500                                          6,125
                            ==========                                          =====


          See accompanying notes to consolidated financial statements.

                          TERRITORIAL RESOURCES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                          (in thousands of US dollars)



                                                     YEARS ENDED MARCH 31
                                                  -----------------------
                                                      1997          1996
                                                  ----------     --------

CASH FLOW FROM OPERATING ACTIVITIES:
Net income (loss)                                 $     (198)    $    (56)

ADJUSTMENTS TO RECONCILE NET LOSS TO CASH
   USED BY OPERATIONS:
   Depreciation, depletion and amortization                5           26

CHANGES IN OPERATING ASSET AND LIABILITIES:
   Accounts receivable                                     1           14
   Other current assets                                  (32)           -
   Accounts payable                                       77           (4)
   Accrued liabilities and other                         (49)          (3)
                                                  ----------     --------

Cash used by operating activities                       (196)         (23)
                                                  ----------     --------

CASH FLOWS FROM INVESTMENT ACTIVITIES:
Additions to investment in SOCO Tamtsag
   Mongolia, Inc.                                     (1,076)         (38)
Proceeds from the sale of option to acquire                -           20
 SOCO Tamtsag Mongolia, Inc. stock
Additions to property and equipment                      (18)           -
Proceeds from sales of property                          138           30
                                                  ----------     --------
Cash provided by (used by) investment
 activities                                             (956)          12
                                                  ----------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Notes receivable                                           1            -
Advances from stockholders and affiliates                224            -
Short term bank loan                                     166            -
Issuance of preferred stock                              168            -
Issuance of common stock                                 560            -
                                                  ----------     --------
Cash provided by (used by)
   financing activities                                1,119            -
                                                  ----------     --------

Increase (decrease) in cash                              (33)         (11)
Cash, beginning of year                                   39           50
                                                  ----------     --------
Cash, end of year                                 $        6     $     39
                                                  ==========     ========

                                                     YEARS ENDED MARCH 31
                                                  -----------------------
                                                      1997          1996
                                                  ----------     --------

SUPPLEMENTAL CASH FLOW INFORMATION:
Acquisition of interest in SOCO Tamtsag
 Mongolia, Inc. in exchange for common stock               -        1,550
Collection of account receivable in exchange
 for cancellation of common stock                          -            2
Note receivable received upon sale of oil and
 gas properties                                            -           10
                                                  ==========     ========

                          TERRITORIAL RESOURCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (IN US DOLLARS)

1.   BUSINESS

     Territorial Resources, Inc., formerly Egret Energy Corporation, (the Corporation) is engaged in international oil and gas exploration, primarily in Mongolia. Through its 13 percent ownership in SOCO Tamtsag Mongolia, Inc., the Corporation is presently indirectly active in Mongolia. Such activity may encompass development and possibly production as well as exploration. In addition, the Corporation owns working interests, minerals and/or overriding royalty interests primarily in the United States.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     INVESTMENT IN SOCO TAMTSAG MONGOLIA, INC. ("SOTAMO")

     The Corporation accounts for its investment in SOTAMO under the cost method of accounting as its investment represents a minority, non-controlling interest of approximately 13 percent (119 shares) of the outstanding common stock of SOTAMO. All costs related to this investment are capitalized. Pursuant to the terms of the SOTAMO stockholders' agreement, stockholders are required to pay cash calls for their proportionate share of SOTAMO expenditures. The Corporation's investment in SOTAMO is periodically reviewed for impairment in value.



                                                             MARCH 31
                                                   --------------------------
                                                        1997          1996
                                                   ------------  ------------
     Balance, beginning of year                    $  1,744,000  $    128,000
     Shares of SOTAMO acquired for common stock               -     1,550,000
     Share of expenditures incurred by SOTAMO         1,076,000        66,000
                                                   ------------  ------------
                                                   $  2,820,000  $  1,744,000
                                                   ============  ============


     OIL AND GAS OPERATIONS

     The Corporation accounts for its oil and gas exploration and development activities under the full cost method of accounting. Under this method, all productive and nonproductive exploration and development costs incurred in finding oil and gas reserves are accumulated and capitalized in cost centers. The Corporation has two cost centers (the continental United States and Canada prior to 1997) for its oil and gas activities. In 1997 the Corporation disposed of its Canadian properties and initiated direct activities in Mongolia. No gain or loss is recognized on the sale or disposition of a property, except in extraordinary circumstances. Net oil and gas properties were $17,000, at March 31, 1997. Substantially all of the Corporation's oil and gas properties at March 31, 1997 are classified as proved developed reserves except properties in Mongolia which represent 100% of the net book value at March 31, 1997 and are in a preliminary stage of development.

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

     INCOME TAXES

     The Corporation accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Tax. Under this method, deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to differences between the financial statement and tax bases of its existing assets and liabilities. Income tax expense or benefit represents the current tax payable or refundable for the period plus or minus the tax effect of the net change in the deferred tax assets and liabilities.

     NET LOSS PER SHARE OF COMMON STOCK

     Net loss per share of common stock was computed based on the weighted average number of common shares outstanding. Primary and fully-diluted net loss per share were substantially the same for both years presented. Stock warrants were outstanding for all of fiscal 1996 and 1997. These warrants were antidilutive and were therefore not considered in determining the weighted average number of common shares outstanding.

3.   QUASI-REORGANIZATION

     On June 13, 1986, the Board of Directors resolved that a quasi-reorganization be implemented as of March 31, 1986, for financial reporting purposes. Accordingly, the Corporation transferred the deficit ($5,121,000) in retained earnings as of March 31, 1986, to additional paid-in capital.

4.   NOTE RECEIVABLE

     The note receivable represents an amount due from the sale of an oil and gas property. The note is to be repaid from a percentage of net production revenue generated by the property for a fixed time period, and is secured by the property.

5.   INCOME TAXES

     At March 31, 1997, the Corporation had net operating loss carry forwards (NOL'S) of approximately $6,000,000 available to offset future taxable income. The carry forwards expire beginning in 1996. The NOL's are generally limited as to usage to approximately $32,000 per year. As of March 31, 1997, approximately $300,000 of the NOL was not restricted. The Corporation also has a tax credit carry forward of $55,000. The usage of this credit is also limited.

     As of March 31, 1997, the Corporation's deferred tax assets exceed its deferred tax liabilities. A valuation allowance for the entire amount of the excess was provided at March 31, 1997.

6.   REVENUES - SIGNIFICANT CUSTOMERS

     Customers that have accounted for more than 10% of the Corporation's oil and gas sales during the past two years are as follows:


                                                                 MARCH 31
                                                           -------------------
                                                             1997       1996
                                                           --------  ---------
     Norcen Energy Resources                               $  3,000  $  14,000
     Snyder Oil Corporation                                $  5,000  $   6,000
     Merit Energy Company                                  $  3,000
     AFG Energy, Inc.                                      $  6,000


7.   STOCKHOLDERS' EQUITY

     AUTHORIZED

     1,437,500 preferred shares, non-voting, non-cumulative, convertible, $0.10 per value

     ISSUED

     28,252,354  common shares
         (5,456) treasury stock
     ----------
     24,246,898
     ==========
        112,500  preferred stock
     ==========

     On March 29, 1996, the Corporation acquired an additional 12% interest in SOTAMO in exchange for the issuance of 5,450,000 shares of the Corporation's Common Stock. A value of $1,550,198 was placed on the additional investment in SOTAMO, which was based on the net book value per share of the Corporation's original investment in SOTAMO, plus the related Mandatory Loan Obligations made through March 31, 1996, multiplied by the additional shares acquired. As part of the acquisition, 975,000 of the Warrants were cancelled. At March 31, 1996, warrants to acquire 1,025,000 shares of common stock remained outstanding.

     On March 31, 1996, the Corporation entered into an Option Agreement (the "Option") with its largest shareholder, Asia Energy Ltd. ("AEL"). The Option, which was revised by letter dated April 27, 1996, gives AEL the right to buy up to 29 of the 119 shares of SOTAMO owned by the Corporation at a per share price of $50,000. The Option expires July 31, 1996, unless otherwise extended. AEL paid the Corporation of $20,000 in consideration for the granting of the Option. On May 9, 1996, AEL purchased five SOTAMO shares from the Corporation for $250,000 cash, which has been paid in full.

     During fiscal 1996, the Corporation compensated its corporate secretary, a director and two professionals for services rendered to the Corporation by the issuance of 43,000 shares of its common stock. A cost of $2,687 was recorded for the services, based on the estimated fair value of the shares. During fiscal 1996, the Corporation collected an account receivable due from a shareholder for $2,000 in exchange for the cancellation of 3,000 shares, which were valued at $187.

     On July 19, 1996 the Corporation issued to Asia Energy Ltd. (an affiliate) 1,918,750 shares of common stock in exchange for $267,000 in cash, five shares of SOTAMO, the elimination of a payable to Asia Energy Ltd. of $25,000 and the cancellation of an option agreement to purchase shares of SOTAMO from the Corporation.

     On June 20, 1996 100,000 shares of the common stock of the Corporation were issued in exchange for the termination of 1,000,000 of the warrants.

     On November 18, 1996, the Corporation issued 25,000 shares upon the exercise of 25,000 Warrants. Following this transaction no warrants remain outstanding.

     In October, 1996 the Corporation issued 142,500 shares of common stock and 112,500 shares of preferred stock for an aggregate consideration of $211,000 cash. The preferred shares were converted on April 1, 1997 into 562,500 shares of common stock.

8.   STOCK OPTIONS

     On June 20, 1996, the Board of Directors approved the granting of options to acquire common shares to the following executives and employees:


                  William C. Penttila      270,000
                  Dennis M. Buck           270,000
                  Daniel A. Mercier        270,000
                  Douglas N. Baker         100,000
                  Lois S. Milard            30,000
                  D. Allinson               30,000
                  Stephen L. Gray           30,000
                                       -----------
                                         1,000,000
                                       ===========


     The options vest as to one-third immediately, one-third on the first anniversary date and one-third on the second anniversary date in all cases except Mr. Gray which vest immediately. The options are exercisable at $0.30 per share.

     The Corporation has elected to continue to account for stock options issued to employees in accordance with APB opinion 25, "Accounting for Stock Issued to Employees". During the year ended March 31, 1997, all options issued to directors, who are also employees, officers and employees were granted at an exercise price which equalled or exceeded the market price per share at date of grant, accordingly, no compensation was recorded.

     Effective for the year ended March 31, 1997, the Corporation was required to adopt the disclosure portion of FASB Statement 123, "Accounting for Stock-Based Compensation". This statement requires the Corporation to provide pro forma information regarding net loss applicable to common stockholders and loss per share as if compensation cost for the Corporation's stock options granted had been determined in accordance with the fair value based method prescribed in FASB Statement 123.

     The Corporation estimates that the fair value of each stock option at the grant date, accounted for under the provisions of FASB Statement 123, does not have a material impact on reported net loss and net loss per share for the year ended March 31, 1997.

9.   CONTINGENCIES

     TRI Mongolia Inc. ("TRM"), a subsidiary of Territorial, is a named defendant in an action styled, Leo Metcalf, III vs. Amgol, Inc., SOCO International Inc., EAIT, CP&G Co., et al, cause no. 94-29503, in the 113th Judicial District Court of Harris County, Texas (the "Metcalf Lawsuit"). The plaintiff in the Metcalf Lawsuit, a former director of Amgol, Inc., has requested certain amounts be awarded to him based on alleged damages suffered as a result of transactions entered into by Amgol without his approval and without Amgol contemporaneously acquiring and paying for certain interests the plaintiff claims to have owned. TRM has been named as a defendant, according to the lawsuit, as a result of its ownership interest in SOTAMO (which was owned by TRM's predecessor in interest at the time the alleged damages were suffered).

     Each of the shareholders from whom Territorial acquired TRM have granted certain limited indemnification rights in favour of Territorial in the event TRM or Territorial is held liable under the Metcalf Lawsuit. Such shareholders have also pledged certain of the shares of Territorial common stock received by them in connection with such acquisition, in order to secure such indemnification obligations.

     On June 24, 1996, SOCO International, Inc., a codefendant in this lawsuit, obtained a summary judgment confirming that SOCO was not liable for damages allegedly suffered by the plaintiff as a result of SOCO's ownership in SOTAMO.

     On September 9, 1996, TRM also obtained a summary judgment confirming that TRM was not liable for the alleged damages. The plaintiff has appealed the summary judgement.

     Although it is impossible at this time to predict the outcome of the appeal (which is likely to be heard in 1997), the Corporation believes TRM is not liable, in whole or in part, for the claims made in the Metcalf Lawsuit and that the Metcalf Lawsuit will not have a material adverse effect on the Corporation's assets or financial condition. The Corporation intends to vigorously pursue the defense of the Metcalf Lawsuit.

     There are presently no other legal actions to which the Corporation is a party.

10.  COMMITMENT

     In connection with its investment in SOTAMO, the Corporation has had, and expects to continue to have, Mandatory Loan Obligations. Should the Corporation be unable to meet its Mandatory Loan Obligations, the Corporation will be subject to the default provisions of those loan obligations, which could lead to the Corporation forfeiting its ownership interest in SOTAMO.

     At March 31, 1997, the estimated minimum commitments for the next twelve months amounted to $650,000. The net proceeds from the proposed issue of common stock referred to in Note 11 will be applied to these estimated commitments.

11.  SUBSEQUENT EVENTS

     On April 30, 1997, the shareholders approved a common stock share consolidation of one new share for each three existing common shares and increased the authorized common share capital to 200,000,000 shares.

     The Corporation entered into an Agency Agreement dated March 12, 1997 with McDermid St. Lawrence Securities Ltd. to sell, on a best efforts basis, 1,500,000 units consisting of 1,500,000 shares of the Corporation at a price of $1.00 per share and 1,500,000 common share purchase warrants entitling the holder to purchase for each three warrants an additional common share of the Corporation at a price of $1.50 per share for a period of 12 months following the anticipated closing. The Agents will be paid a commission of $0.08 per common share and will receive an option to purchase up to 150,000 units of the offering of common shares and common share purchase warrants for up to one year from the issue date at the issue price.

     On May 29, 1997 the Corporation exchanged 72 shares of SOTAMO (representing 60% of its holdings) for common shares of SOCO International plc ("SOCO plc"). SOCO plc is a company incorporated in England and listed on the London Stock Exchange. Coincident with the exchange, the Corporation sold 20% of the SOCO plc shares for proceeds of $926,000. Territorial now holds 873,250 common shares of SOCO plc which had a fair market value of $3.7 million based on the closing share price on May 29, 1997 for SOCO plc shares.

     On June 30, 1997, the Corporation acquired a 2.5% interest in two offshore Thailand exploration blocks, containing approximately 2.5 million acres, from a director of the Corporation in consideration for $210,000 and the issuance of 550,000 common shares of the Corporation.

12.  RELATED PARTY TRANSACTIONS

     During 1997 Territorial obtained advances from two directors of $224,000. The loans are due on demand and bear interest at Canadian bank prime rate (4.75% at March 31, 1997). The amount due to one director was repaid during the year from additional funds advanced by the other director. Subsequent to March 31, 1997, all of the loans were repaid.

     At March 31, 1997 accrued interest payable on the advances amounted to $3,000. Interest paid during the year was $1,000.

     A director has also guaranteed the bank loan of $166,000 at March 31, 1997. The loan is secured by a General Security Agreement as well as the director's guarantee and bears interest at Canadian bank prime rate plus 1%.

             SUPPLEMENTAL INFORMATION - DISCLOSURES OF OIL AND GAS
                        PRODUCING ACTIVITIES - UNAUDITED

Costs Incurred in Oil and Gas Producing Activities

                                            Years Ended March 31,
                                         ---------------------------
                                         1997        1996       1995
                                         ----        ----       ----

Acquisition of proved properties           --     $           $100,000
                                           --           --          --
Acquisition of unproved properties     13,044           --          --
Exploration costs                          --        8,978       4,918
Development costs                     -------     --------    --------
                                      $ 8,978     $104,918    $ 13,044
                                      =======     ========    ========

RESERVE QUANTITIES

  The following tables present estimates of the Company's proved oil and gas reserves. The Company emphasizes that reserve estimates are inherently imprecise and that estimates of new discoveries are more imprecise than those of producing oil and gas properties. Accordingly, the estimates are expected to change as future information becomes available. The estimates for March 31, 1994, 1995 and 1996 are based primarily upon a report prepared by a director of the Company, Mr. Donald L. Oliver, who is also the Company's former President. Estimates for 1996 only were based in part on a separate report prepared by D.
L. Paddock & Associates, Ltd., an independent engineering firm. The Company did not have material quantities of proved reserves at March 31, 1997.


                                   Oil (Bbls)  Gas (Mcfs)
                                   ----------  ----------

Reserves - March 31, 1994             56,229     218,868
                                     -------    --------

 Purchase of minerals in place             -     202,311
 Property sales                      (53,580)    (91,850)
 Revisions to previous estimates       1,819      10,961
 Production                             (877)    (33,403)
                                     -------    --------

Reserves - March 31, 1995              3,591     306,887
                                     =======    ========

 Property sales                         (613)    (41,627)
 Revisions to previous estimates          57      66,245
 Production                           (1,017)    (25,868)
                                     -------    --------

Reserves - March 31, 1996              2,018     305,637
                                     =======    ========

 Property sales                           --    (375,000)
 Revisions to previous estimates      (1,468)    (17,427)
 Production                             (550)    (13,210)
                                     -------    --------

Reserves - March 31, 1997                 --          --
                                     =======    ========

STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS

  The following table presents the standardized measure of discounted future net cash flows relating to proved oil and gas reserves, in accordance with the Financial Accounting Standards Board Statement No. 69:

                                       Years Ended March 31, *
                                      -------------------------
                                          1996         1995
                                      ------------  -----------

Future cash inflows                      $254,593    $ 441,686
Future production costs                   (12,971)    (100,067)
Future development costs                       --           --
                                         --------    ---------
                                          241,622      341,619
Future income taxes                            --           --
                                         --------    ---------
Future net cash flows                     241,622      341,619
10% annual discount for estimated
    timing of cash flows                  (79,130)    (132,962)
                                         --------    ---------
Standardized measure of discounted
     future net cash flows               $162,492    $ 208,657
                                         ========    =========
----------

*  The Company had no material quantities of proved reserves at March 31, 1997.

CHANGES IN STANDARDIZED MEASURE

  The following are the principal sources of changes in the standardized measure of discounted future net cash flows for each of the three years ended March 31:

                                                 Years Ended March 31,
                                           ----------------------------------
                                              1997        1996        1995
                                           ----------  ----------  ----------

Standardized measure of discounted
    future net cash flows (Beginning)      $ 162,492    $208,657   $ 357,641
Sales of oil and gas, net of
    production costs                         (20,000)    (32,000)    (53,000)
Net changes in prices and
    production costs                              --     (29,554)    (89,000)
Revisions of previous quantity estimate       (4,492)     23,081      53,000
Accretion of discount                             --      20,865      35,764
Purchases of reserves in place                    --          --      97,046
Sales of reserves in place                  (138,000)    (33,101)   (267,593)
Net change in income taxes                        --          --      32,684
Other                                             --       4,544      42,115
                                           ---------    --------   ---------
Standardized measure of discounted
    future net cash flows (Ending)         $      --    $162,492   $ 208,657
                                           =========    ========   =========

INDEX TO EXHIBITS
-----------------

             3 (i) Articles of Incorporation, as amended to the date of this Report (filed as Exhibit 3(i) to the Company's Current Report on Form 8-K dated May 13, 1997).

             3(ii)  Bylaws, as amended to the date of this Report.*

             10.1 Plan and Agreement of Reorganization, dated as of March 12, 1996, by and among William C. Penttila, Dennis M. Buck, Michael C. Nemec, Thomas B. Patrick and the Company (filed as Exhibit 2.0 to the Company's Current Report on Form 8-K dated March 29, 1996).

             10.2 Option Agreement, dated March 1, 1996, by and between Asia Energy Ltd. and the Company (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K dated March 29, 1996).

             10.3 Letter of Engagement, dated March 12, 1997, between Territorial Resources, Inc. and McDermid St. Lawrence Securities Ltd.*

             10.4 Shareholders' Exchange Agreement between Territorial Resources, Inc. and SOCO International plc, dated 6 May 1997 (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K dated June 5, 1997).

             10.5 Letter Agreement between Territorial Resources, Inc. and SOCO International plc, dated 8 May 1997 (filed as Exhibit
                    10.2 to the Company's Current Report on Form 8-K dated June 5, 1997).

             10.6 Asset Purchase Agreement, dated as of May 30, 1997, among SOCO Exploration (Thailand) Company Limited, SOCO Thaitex, Inc., Territorial Resources (Delaware), Inc. and Jimmy M. McCarroll*

             10.7 Escrow Agreement, dated as of June 26, 1997, by and among Jimmy M. McCarroll, Territorial Resources (Delaware), Inc. and Theodore J. Lee*

             10.8 Farmout Agreement, dated as of July 10, 1997, by and among Territorial Resources (Delaware), Inc., SOCO Exploration (Thailand) Company Limited and SOCO Thaitex, Inc.*

             ___________
             *    Filed with this Report

             10.9 Stockholder's Agreement by and among SOCO Tamtsag Mongolia, Inc., dated November 7, 1994, and its stockholders*

             22.   Subsidiaries*

             23.1  Consent of Donald L. Oliver, Reserve Engineer*

             23.2  Consent of DL Paddock & Associates Ltd.*

             23.3  Consent of GEO Engineering, Inc., Reserve Engineers*

             23.4  Consent of Gaffney, Cline & Associates, Reserve Engineers*

             27    Financial Data Schedule*

             ___________
             *    Filed with this Report