Form 10QSB
period 1997-06-30
TERRITORIAL RESOURCES INC
filed 1997-08-12
CIK 319770

                    U.S. Securities and Exchange Commission
                            Washington, D.C. 20549

                                  FORM 10-QSB
(Mark One)

[ X ]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
           THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended June 30, 1997

[   ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
           THE  EXCHANGE ACT

             For the transition period from .......... to ..........

                          Commission File No. 0-9617

                          TERRITORIAL RESOURCES, INC.
                    (Exact name of small business issuer as
                            specified in its charter)

       State of Colorado                                       84-0821158
  (State of other jurisdiction                               (IRS Employer
of incorporation or organization)                         Identification No.)

                         734 7th Ave. S.W., Suite 1345
                               Calgary, Alberta
                                Canada T2P 3P8
                                --------------
                   (Address of Principal Executive Offices)

                                (403) 233-7914
                          (Issuer's telephone number)

                     APPLICABLE ONLY TO CORPORATE ISSUERS

    The number of shares outstanding of the issuer's Common Stock, as of August 11, 1997, was 10,156,133.

    Transitional Small Business Disclosure Format (check one):  Yes [ ];  No [x]

                        PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

                          TERRITORIAL RESOURCES, INC.
                                Balance Sheets
                                    Assets
                                   ($1,000)



                                           Unaudited
                                            June 30            March 31
                                             1997                1997
                                             ----                ----

CURRENT ASSETS:

Cash                                        $    61            $     6
Accounts Receivable:
    Oil and gas                                   2                  7
    Other                                         5                  2
Prepaids                                         72                 32
                                            -------            -------

      Total Current Assets                      140                 47
                                            -------            -------

NOTE RECEIVABLE                                   9                  9
                                            -------            -------

INVESTMENT IN SOCO TAMTSAG
    MONGOLIA, INC. ("SOTAMO")                 1,199              2,820
                                            -------            -------

INVESTMENT IN SOCO plc                        3,764                  -
                                            -------            -------

PROPERTY AND EQUIPMENT, AT COST:

    Oil and Gas
      (full cost accounting)                  8,270              7,814

    Less:  Accumulated depreciation,
            depletion & amortization         (7,797)            (7,797)
                                            -------            -------

      Total Property and Equipment              473                 17
                                            -------            -------

TOTAL ASSETS                                $ 5,585            $ 2,893
                                            =======            =======

See notes to condensed financial statements.

                          TERRITORIAL RESOURCES, INC.
                                Balance Sheets
                     Liabilities and Stockholders' Equity
                                   ($1,000)

                                           Unaudited
                                            June 30            March 31
                                              1997               1997
                                              ----               ----

CURRENT LIABILITIES:

    Accounts payable                        $    91            $    92
    Bank loan                                     7                166
    Due to affiliated party                       -                224
                                            -------            -------

      Total Current Liabilities                  98                482
                                            -------            -------

DEFERRED INCOME TAXES                         1,321                  -
                                            -------            -------

STOCKHOLDERS' EQUITY:

    Common stock, no par value, $.001
      stated value; 200,000,000 shares
      authorized; 9,854,951 shares issued
      at June 30, 1997 and 9,604,951
      at March 31, 1997                          28                 28
    Additional paid in capital                6,306              6,125
    Unrealized gain on securities
    held for sale                                57                  -
    Accumulated deficit, $5,121 deficit
      eliminated in quasi-reorganization
      effective March 31, 1986               (2,208)            (3,725)
    Treasury stock, 1,819 shares, at cost       (17)               (17)
                                            -------            -------

    Total Stockholders' Equity                4,166              2,411
                                            -------            -------

TOTAL LIABILITIES AND STOCKHOLDERS'
    EQUITY                                  $ 5,585            $ 2,893
                                            =======            =======

See notes to condensed financial statements.

                          TERRITORIAL RESOURCES, INC.
                         Income Statements - Unaudited
               For the Three Months Ended June 30, 1997 and 1996
                                   ($1,000)


                                            Three Months Ended June 30
                                            --------------------------
                                             1997                1996
                                             ----                ----

REVENUES:


    Oil & gas sales                      $        1         $        9
    Gain on sale of SOTAMO shares             2,949                  -
                                         ----------         ----------

      Total Revenues                          2,950                  9
                                         ----------         ----------

COSTS AND EXPENSES:

    Production costs                              -                  1
    Depreciation, depletion,
      and amortization                            -                  5
    General and administrative                  108                 10
    Interest                                      4                  -
                                         ----------         ----------

      Total Costs and Expenses                  112                 16
                                         ----------         ----------

NET INCOME (LOSS) BEFORE INCOME TAXES         2,838                 (7)

    Income Tax Provision                      1,321                  -
                                         ----------         ----------

NET INCOME (LOSS)                        $    1,517         $       (7)
                                         ==========         ==========

NET INCOME (LOSS) PER SHARE              $     .158         $   (.0008)
                                         ==========         ==========

Average Common Shares Outstanding         9,604,951          8,720,219
                                         ==========         ==========


See notes to condensed financial statements.

                          TERRITORIAL RESOURCES, INC.
                     Statements of Cash Flows - Unaudited
               For the Three Months Ended June 30, 1997 and 1996
                                   ($1,000)


                                                 Three Months Ended June 30
                                                 --------------------------
                                                  1997                 1996
                                                  ----                 ----

CASH FLOWS FROM OPERATING ACTIVITIES:

    Net Income (loss)                           $ 1,517                 (7)
    Adjustments to reconcile net
      income to cash provided (used)
        by operations:
        Depreciation, depletion and
          amortization                                -                  5
        Gain on sale of SOTAMO shares            (2,949)                 -
        Deferred income taxes                     1,321                  -
        Changes in operating assets
          and liabilities:
            Accounts receivable                       2                  4
            Prepaid expenses                        (40)                (7)
            Accounts payable                         (1)                (8)
            Accrued liabilities                       -                 45
                                                -------            -------

    Cash provided by (used in) operations          (150)                32
                                                -------            -------

CASH FLOW FROM INVESTMENT ACTIVITIES:
    Additional investment in SOTAMO.                (63)              (234)
    Additions to property and equipment            (275)                 -
    Proceeds from sale of SOTAMO shares             926                  -
                                                -------            -------

    Cash provided (used in) from
      investment activities                         588               (234)
                                                -------            -------

CASH FLOW FROM FINANCING ACTIVITIES:

    Repayment of debt                              (159)                 -
    Advances from stockholders and affiliates      (224)               250
                                                -------            -------

    Cash provided by (used in)
      financing activities                         (383)               250
                                                -------            -------

    CHANGE IN CASH BALANCE                           55                 48
                                                -------            -------

    CASH BALANCE - BEGINNING                          6                 39
                                                -------            -------

    CASH BALANCE - ENDING                       $    61            $    87
                                                =======            =======

See notes to condensed financial statements.

                          TERRITORIAL RESOURCES, INC.
                    Notes to Condensed Financial Statements
                           June 30, 1997 (Unaudited)

1. The information presented in this report on Form 10-QSB is condensed from what would appear in annual financial statements. Accordingly, the financial statements included herein should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's report on Form 10-KSB for the year ended March
    31, 1997. The financial statements included herein include all adjustments that in the opinion of management are necessary in order to make the financial statements not misleading. Except as otherwise described in the financial statements, all amounts stated in dollars or ($) represent United States dollars and all references to shares of common stock, no par value ("Common Stock"), of the Company have been adjusted to reflect a one-for-three reverse stock split effected in May 1997.

2. The results for the interim period are not necessarily indicative of results to be expected of the Company for the fiscal year ended March 31, 1998, due to seasonal or other factors. The Company believes that the interim period reports filed on Form 10-QSB are representative of its financial position, changes in financial position and results of operations for the periods covered thereby.

3. There is no provision for income taxes for the three-month period ended June 30, 1996.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

    On April 30, 1997, the shareholders of Territorial Resources, Inc., a Colorado corporation ("Territorial" or the "Company"), approved and adopted amendments to the Articles of Incorporation of the Company that increased the number of authorized shares of common stock, no par value, of the Company ("Common Stock") to 200,000,000, and effected a one-for-three reverse stock split of the outstanding shares of Common Stock. See Part II, Item 4. Submission of Matters to a Vote of Security Holders, below.

    Sale of 72 SOTAMO Shares. During the quarter ended June 30, 1997, Territorial completed the sale to SOCO International plc ("SOCO International"), a corporation organized under the laws of England, of 72 shares ("72 SOTAMO Shares") of SOCO Tamtsag Mongolia, Inc., a Delaware close corporation with interests in Mongolia ("SOTAMO"). The sale was consummated pursuant to a Shareholders' Exchange Agreement between Territorial and SOCO International. Edward T. Story, Jr., the President and Chief Executive Officer of SOCO International, is a former director of Territorial and currently holds approximately 4.64% of the issued and outstanding shares of Common Stock of Territorial. In addition, Jimmy M. McCarroll, a director of Territorial, and Exploration Associates, Inc., an affiliate of William C. Penttila and Dennis M. Buck, have served as consultants to SOCO International and/or its affiliates in connection with certain of their international oil and gas projects. Mr. Penttila is a director and the President of Territorial, and Mr. Buck is the Vice President, Exploration of Territorial.

    In exchange for the sale of the 72 SOTAMO Shares, Territorial received approximately $926,000 in cash and 873,250 ordinary shares of SOCO International. SOCO International recently completed an initial public offering and listing of its shares for trading on the London Stock Exchange. The 873,250 shares of SOCO International represent approximately 1.77% of the outstanding shares of SOCO International, based on information provided to Territorial by SOCO International. Based on the initial offering price of SOCO International shares in the public offering, the total proceeds received by Territorial in connection with the sale of its interests in SOTAMO were equal to approximately $4.6 million. The 873,250 ordinary shares of SOCO International held by Territorial had a value of $3.764 million, based on the closing share price on June 30, 1997 for SOCO International shares.

    On July 22, 1997, Territorial sold an additional 73,250 ordinary shares of SOCO International and received cash proceeds therefor of approximately $420,000. As a result, the Company currently holds approximately 800,000
ordinary shares of SOCO International.   The Company currently intends to apply
the proceeds of the sales of the SOCO International plc shares made to date and any additional sales of such shares to its continuing working capital needs, primarily in Mongolia and offshore Thailand.

    As a result of the sale of the 72 SOTAMO Shares, Territorial directly or through its subsidiaries, owns an aggregate of approximately five percent of the outstanding shares of common stock of SOTAMO, in addition to its other interests in the Tamtsag Basin.

    Acquisition of Gulf of Thailand Concession Interests. On June 30, 1997, affiliates of SOCO International assigned to the Company a 2.5% undivided working interest in each of two oil and gas Concessions (the "Concessions") relating to so-called Blocks B8/38 and B4/32 in the Gulf of Thailand. The assignment was made as a result of the Company's purchase of a right to acquire such working interests from Jimmy M. McCarroll, a director of the Company, pursuant to an Asset Purchase Agreement by and among the Company, Mr. McCarroll and the SOCO International affiliates. In exchange therefor, the Company paid to Mr. McCarroll, $210,000 in cash and issued to Mr. McCarroll an aggregate of 550,000 shares of Common Stock of Territorial, 300,000 of which shares are held in escrow pending the occurrence of certain drilling and production results. Mr. McCarroll earned his interests in the Concessions by completing a farm-out of the interests to an unrelated third party behalf of the SOCO International affiliates.

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

    Other. During the three months ended June 30, 1997, the Company recorded a gain of $2.949 million on the sale of the 72 SOTAMO Shares described above. Other sources of revenue were not significant. General and administrative costs were $108,000 compared to $10,000 in the comparable 1996 period, increasing due to higher levels of corporate activity. Net income for the period was $1.517 million compared to a loss of $7,000 in 1996. The increase was due primarily to the gain on sale of the 72 SOTAMO Shares, less a provision for income taxes of $1.321 million.

    During the quarter, the Company applied approximately $338,000 towards its interests in Mongolia and Thailand. In addition, approximately $383,000 was applied to repay bank loans and all remaining shareholder advances owed to Daniel A. Mercier, Chairman of the Board and Chief Executive Officer of the Company. Cash used in operations was $150,000 and cash balances at June 30, 1997, increased to $61,000 from $6,000 at March 31, 1997.

                          PART II.  OTHER INFORMATION

Item 2.  Changes in Securities

    In connection with the Company's acquisition of a 2.5% undivided working interest in two oil and gas concessions in the Gulf of Thailand on June 30, 1997 (as described above), the Company paid to Jimmy M. McCarroll, a director of the Company, $210,000 in cash and issued to Mr. McCarroll an aggregate of 550,000 shares of Common Stock of Territorial. At the time of such acquisition, the Company and Mr. McCarroll entered into an Escrow Agreement pursuant to which, among other things, 300,000 of such shares of Common Stock are to be held in escrow and are to be released in increments of 100,000 shares to Mr. McCarroll upon the occurrence of certain conditions relating to the progress and results of operations of the Thailand Concessions. In the event that any such condition is not fulfilled as provided in the Escrow Agreement, the shares subject to such condition will be returned to the Company. So long as such shares are held pursuant to the terms of the Escrow Agreement, Mr. McCarroll has the right to vote such shares. The shares of Common Stock issued to Mr. McCarroll as described in this paragraph were issued in reliance upon an exemption afforded by section 4(2) of the Securities Act of 1933, as amended to date, based on the nature of the transaction and Mr. McCarroll's relationship with the issuer.

Item 4.  Submission of Matters to a Vote of Security Holders

    On April 30, 1997, the Company held an annual meeting of shareholders of the Company. At the meeting, shareholders elected as directors of the Company Douglas N. Baker, Richard A. N. Bonnycastle, Jimmy M. McCarroll, Daniel A. Mercier, Donald L. Oliver, William C. Penttila and Lamont C. Tolley. In addition, the shareholders approved and adopted amendments to the Articles of Incorporation of the Company that increased the number of authorized shares of Common Stock to 200,000,000 shares (the "Increase in Authorized Shares"), and effected a one-for-three reverse stock split ("Reverse Stock Split") of the outstanding shares of Common Stock. The shareholders also ratified the selection of Price Waterhouse, Calgary, Alberta, Canada, as the principal accountant to audit the Company's financial statements.

    The number of votes for, against or withheld, and the number of abstentions and broker non-votes as to each matter (including a separate tabulation with respect to each director nominee) at the annual shareholders' meeting were as follows:
                                                                   Number of
   Matter or                Number of      Number of Votes      Abstentions and
Director Nominee            Votes For    Against or Withheld    Broker Non-Votes

Increase in
 Authorized Shares         15,486,166          9,156                 5,823

Reverse Stock Split        15,482,981         13,982                 4,182

Director Nominees

  Douglas N. Baker         15,496,076          5,069                    --

  Richard A. N.
    Bonnycastle            15,495,976          5,169                    --

  Jimmy M. McCarroll       15,496,076          5,069                    --

  Daniel A. Mercier        15,496,068          5,077                    --

  Donald L. Oliver         15,496,076          5,069                    --

  William C. Penttila      15,495,976          5,169                    --

  Lamont C. Tolley         15,496,076          5,069                    --

Ratification of
  Price Waterhouse         15,497,222          2,598                 1,325

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

              3 (i) Articles of Incorporation, as amended to the date of this Report (filed as Exhibit 3(i) to the Company's Current Report on Form 8-K dated May 13, 1997).

              3(ii) Bylaws, as amended to the date of this Report (filed as Exhibit 3(ii) to the Company's Annual Report on Form 10-KSB for the Year Ended March 31, 1997).

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

              10.3 Letter of Engagement, dated March 12, 1997, between Territorial Resources, Inc. and McDermid St. Lawrence Securities Ltd. (filed as Exhibit 10.3 to the Company's Annual Report on Form 10-KSB for the Year Ended March 31,
                     1997).

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

              10.6 Asset Purchase Agreement, dated as of May 30, 1997, among SOCO Exploration (Thailand) Company Limited, SOCO Thaitex, Inc., Territorial Resources (Delaware), Inc. and Jimmy M. McCarroll (filed as Exhibit 10.6 to the Company's Annual Report on Form 10-KSB for the Year Ended March 31, 1997).

              10.7 Escrow Agreement, dated as of June 26, 1997, by and among Jimmy M. McCarroll, Territorial Resources (Delaware), Inc. and Theodore J. Lee (filed as Exhibit 10.7 to the Company's Annual Report on Form 10-KSB for the Year Ended March 31,
                     1997).

              10.8 Farmout Agreement, dated as of July 10, 1997, by and among Territorial Resources (Delaware), Inc., SOCO Exploration (Thailand) Company Limited and SOCO Thaitex, Inc. (filed as
                     Exhibit 10.8 to the Company's Annual Report on Form 10-KSB for the Year Ended March 31, 1997).

              10.9 Stockholder's Agreement by and among SOCO Tamtsag Mongolia, Inc., dated November 7, 1994, and its stockholders (filed as Exhibit 10.9 to the Company's Annual Report on Form 10-KSB for the Year Ended March 31, 1997).

              22. Subsidiaries (filed as Exhibit 22 to the Company's Annual Report on Form 10-KSB for the Year Ended March 31, 1997).

              27.    Financial Data Schedule*
              ____________
              * Filed with this Report


         (b)  Reports on Form 8-K.

              The Company filed a Report on Form 8-K dated April 14, 1997, reporting under item 4 thereof a change in certifying accountants.

              The Company filed a Report on Form 8-K dated May 13, 1997, reporting under item 5 thereof amendments to the Company's Articles of Incorporation increasing the number of authorized shares of common stock, no par value, to 200,000,000 shares and effecting a one-for-three reverse stock split of all outstanding shares of common stock.

              The Company filed a Report on Form 8-K dated June 5, 1997, reporting under item 2 thereof the sale of certain assets in exchange for cash and securities.

                                  SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          TERRITORIAL RESOURCES, INC.



Dated:  August 12, 1997                   By:  /s/ Daniel A. Mercier
                                               ---------------------
                                               Daniel A. Mercier
                                               Chairman of the Board and
                                               Chief Executive Officer