Form 10QSB
period 1997-09-30
TERRITORIAL RESOURCES INC
filed 1997-11-12
CIK 319770

                    U.S. Securities and Exchange Commission

                            Washington, D.C. 20549

                                  Form 10-QSB

(Mark One)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1997

[_]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
     THE EXCHANGE ACT

     For the transition period from ............  to ..............

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


                         734 7 Ave. S.W., Suite 1345
                               Calgary, Alberta
                                Canada T2P 3P8
                   (Address of Principal Executive Offices)

                                (403) 233-7914
                          (Issuer's telephone number)

        Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]    No [_]


                     APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of the issuer's Common Stock, as of November 6, 1997, was 10,157,266.

Transitional Small Business Disclosure Format (check one):  Yes [ ]   No [X]

                        PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

                          TERRITORIAL RESOURCES, INC.
                                Balance Sheets
                                    Assets
                                   ($1,000)

                                        Unaudited
                                       September 30       March 31
                                          1997              1997
                                       ------------       --------
CURRENT ASSETS:
Cash                                     $    67          $     6
Accounts Receivable:
   Oil and gas                                 2                7
   Other                                       9                2
Prepaids                                      81               32
                                         -------          -------
      Total Current Assets                   159               47
                                         -------          -------
NOTE RECEIVABLE                                9                9
                                         -------          -------
INVESTMENT IN SOCO TAMTSAG
   MONGOLIA,INC. ("SOTAMO")                1,465            2,820
                                         -------          -------
INVESTMENT IN SOCO INTERNATIONAL PLC
   ("SOCO")                                4,497                -
                                         -------          -------
PROPERTY AND EQUIPMENT, AT COST:
   Oil and Gas (full cost accounting)      9,057            7,814
   Less:  Accumulated depreciation,
           depletion & amortization       (7,797)          (7,797)
                                         -------          -------
      Total Property and Equipment         1,260               17
                                         -------          -------
TOTAL ASSETS                             $ 7,390          $ 2,893
                                         =======          =======


See notes to condensed financial statements.

                          TERRITORIAL RESOURCES, INC.
                          Balance Sheets (continued)
                     Liabilities and Stockholders' Equity
                                   ($1,000)



                                      Unaudited
                                     September 30            March 31
                                         1997                  1997
                                     ------------            --------
CURRENT LIABILITIES:
   Accounts payable                   $    57                $    92
   Bank loan                              130                    166
   Due to affiliated party                  -                    224
                                      -------                -------
      Total Current Liabilities           187                    482
                                      -------                -------
DEFERRED INCOME TAXES                   1,368                      -
                                      -------                -------
STOCKHOLDERS' EQUITY:

   Common stock, no par value, $.001
    stated value; 200,000,000 shares
    authorized; 9,957,266 shares issued
    at September 30, 1997 and 9,604,951
    at March 31, 1997                      28                     28
   Additional paid in capital           6,378                  6,125
   Unrealized gain on securities
    held for sale                       1,526                      -
   Accumulated deficit, $5,121 deficit
    eliminated in quasi-
    reorganization effective
    March 31, 1986                     (2,080)                (3,725)
   Treasury stock, 1,819 shares,
    at cost                               (17)                   (17)
                                      -------                -------
   Total Stockholders' Equity           5,835                  2,411
                                      -------                -------
TOTAL LIABILITIES AND STOCKHOLDERS'
 EQUITY                               $ 7,390                $ 2,893
                                      =======                =======


See notes to condensed financial statements.

                          TERRITORIAL RESOURCES, INC.
                         Income Statements - Unaudited
                          September 30, 1997 and 1996
                                   ($1,000)


                                     Six Months Ended      Three Months Ended
                                       September 30          September 30
                                   --------------------   --------------------
                                      1997      1996        1997       1996
                                      ----      ----        ----       ----
REVENUES:
   Oil & gas and other             $       3  $      17   $       2  $       8
   Gain on sale of SOTAMO shares       2,949          -           -          -
   Gain of sale of SOCO plc shares       266          -         266          -
                                   ---------  ---------   ---------  ---------
      Total Revenues                   3,218         17         268          8
                                   ---------  ---------   ---------  ---------
COSTS AND EXPENSES:
   Production costs                        -          1           -          -
   Depreciation, depletion,
    and amortization                       -         10           -          5
   General and administrative            200         58          92         48
   Interest                                5          -           1          -
                                   ---------  ---------   ---------  ---------
      Total Costs and Expenses           205         69          93         53
                                   ---------  ---------   ---------  ---------
NET INCOME (LOSS) BEFORE
 INCOME TAXES                          3,013        (52)        175        (45)
   Income Tax Provision                1,368          -          47          -
                                   ---------  ---------   ---------  ---------
NET INCOME (LOSS)                  $   1,645  $     (52)  $     128  $     (45)
                                   =========  =========   =========  =========
NET INCOME (LOSS) PER SHARE        $    .169  $   (.006)  $    .013  $   (.005)
                                   =========  =========   =========  =========
Average Common Shares Outstanding  9,737,000  8,920,443   9,868,000  9,149,662
                                   =========  =========   =========  =========

See notes to condensed financial statements.

                          TERRITORIAL RESOURCES, INC.
                      Statements of Cash Flows- Unaudited
                         September 30, 1997 and 1996
                                   ($1,000)


                                       Six Months Ended   Three Months Ended
                                         September 30        September 30
                                       -----------------  ------------------
                                         1997     1996       1997      1996
                                       --------  -------  -------    -------

CASH FLOWS FROM OPERATING
   ACTIVITIES:
   Net Income (loss)                  $ 1,645   $   (52)  $   128  $   (45)
   Adjustments to reconcile net
     income to cash provided (used)
     by operations:
         Depreciation, depletion and
           amortization                     -        10         -        5
         Gain on sale of SOTAMO
           shares                      (2,949)        -         -        -
         Gain of sale of SOCO shares     (266)        -      (266)       -
         Deferred income taxes          1,368         -        47        -
         Changes in operating assets
          and liabilities:                                     -
               Accounts receivable         (2)        3        (4)      (1)
               Prepaid expenses           (49)       (9)       (9)      (1)
               Accounts payable           (35)      209       (34)     218
               Accrued liabilities          -       (48)        -      (95)
                                      -------   -------    ------  -------
   Cash provided by (used in)
     operations                          (288)      113      (138)      81
                                      -------   -------    ------  -------

CASH FLOW FROM INVESTMENT
  ACTIVITIES:
   Additional investment in SOTAMO       (329)     (699)     (266)    (465)
   Additions to property and
     equipment                           (990)        -      (715)       -
   Proceeds from sale of SOTAMO
     shares                               926         -         -        -
   Proceeds from sale of SOCO shares    1,002         -     1,002        -
                                      -------   -------   -------  -------
   Cash provided (used in) from
     investment activities                609      (699)       21     (465)
                                      -------   -------   -------  -------
CASH FLOW FROM FINANCING
  ACITIVITIES:
   Issue of common stock                    -       498         -      498
   Debt incurred (repaid)                 (36)        -       123        -
   Advances from stockholders and
     affiliates                          (224)       55         -     (195)
                                      -------   -------   -------  -------
   Cash provided by (used in)
     financing activities                (260)      553       123      303
                                      -------   -------   -------  -------
CHANGE IN CASH BALANCE                     61       (33)        6      (81)

CASH BALANCE - BEGINNING                    6        39        61       87
                                      -------   -------   -------  -------
CASH BALANCE - ENDING                 $    67   $     6   $    67  $     6
                                      =======   =======   =======  =======

See notes to condensed financial statements.

                          TERRITORIAL RESOURCES, INC.
                    Notes to Condensed Financial Statements
                        September 30, 1997 (Unaudited)

     1. The information presented in this report on Form 10-QSB is condensed from what would appear in annual financial statements. Accordingly, the financial statements included herein should be read in conjunction with the consolidated financial statements and notes thereto contained in the Annual Report on Form 10-KSB for the fiscal year ended March 30, 1997, filed by Territorial Resources, Inc. ("Territorial" or the "Company"). The financial statements included herein include all adjustments that in the opinion of management are necessary in order to make the financial statements not misleading. Except as otherwise described in the financial statements, all amounts stated in dollars or ($) represent United States dollars and all references to shares of common stock, no par value ("Common Stock"), of the Company have been adjusted to reflect a one-for-three reverse stock split effected in May 1997.

     2. The results for the interim period are not necessarily indicative of results to be expected of the Company for the fiscal year ended March 31, 1998 due to seasonal or other factors. The Company believes that the interim period reports filed on Form 10-QSB are representative of its financial position, changes in financial position and results of operations for the periods covered thereby.


     3. The number of shares of Common Stock reflected as issued on the unaudited Balance Sheet as of September 30, 1997 does not include 200,000 shares of Common Stock held in escrow. See "PART II. OTHER INFORMATION, Item 2. Changes in Securities and Use of Proceeds," below.

     4. On October 29, 1997, the Company sold an additional 100,000 SOCO Shares, as defined below, for cash proceeds of approximately $620,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Sale of 72 SOTAMO Shares. As previously disclosed, during the six months ended September 30, 1997, Territorial completed the sale to SOCO International plc ("SOCO") of 72 shares of SOCO Tamtsag Mongolia, Inc. ("SOTAMO"), in exchange for $926,000 in cash and 873,250 ordinary shares of capital stock of SOCO ("SOCO Shares").

On July 22, 1997, Territorial sold 73,250 SOCO Shares for cash proceeds of $418,000. On September 9, 1997, Territorial sold a further 100,000 SOCO Shares and received cash proceeds of $583,000. As a result of these sales the Company held approximately 700,000 SOCO Shares at September 30, 1997. The Company applied the proceeds of the sales of the SOCO Shares to its continuing working capital needs, primarily in Mongolia and offshore Thailand. On October 29, 1997, the Company sold an additional 100,000 SOCO Shares for cash proceeds of approximately $620,000.

Mongolia Drilling Results. Territorial through its interest in SOTAMO participated in drilling 3 wells during the six months ended September 30,1997, all of which were located on Block XIX. The SOTAMO 19-3 well tested 39 degree API oil on drill stem test at a rate of 687 barrels per day from a sandstone conglomerate in the Upper Tsagantsaav interval at a depth of 2400 meters. The well has been cased and completed for production. It is currently suspended pending completion of production facilities and commencement of crude oil sales pursuant to a crude oil sales contract between SOTAMO and China Petroleum Engineering Construction Corporation.

The SOTAMO 19-4 well, located approximately half a kilometer north of the 19-3 well, recovered a small amount of crude oil on a drill stem test of the Upper Tsagantsaav sands. The well has been cased and is currently suspended pending further testing which is expected to commence in April or May, 1998. The last well in the 1997 program, SOTAMO 19-5, located approximately 5 kilometers north northeast of the 19-3 well, is currently drilling at a depth of 2,300 meters.

Territorial directly or through its subsidiaries, owns an aggregate of approximately five percent of the outstanding shares of common stock of SOTAMO, in addition to its other interests in the Tamtsag Basin.

Thailand Drilling Results. During the three months ended September 30, 1997, the Company participated in drilling three holes in the Gulf of Thailand on Block B8/38 resulting in two suspended oil wells and one dry hole. The two wells which were suspended confirmed the presence of the Pornsiri structure which had previously tested oil at a rate of 730 barrels per day from a Miocene sand at a depth of 3,700 feet in the Sun B7/32-2 well drilled in 1993.

As previously disclosed, Territorial earned a 7.5% interest in the 9,500 square kilometer Block B8/38 in consideration for $210,000 cash and an aggregate of 550,000 shares of Common Stock and agreeing to pay 12.5% of the costs of drilling and testing two wells on Block B8/38. These obligations have now been fulfilled and Territorial's share of future costs and revenues with respect to the Block will be 7.5%. Further seismic and geological studies are expected to be conducted on the Block during 1998.

Other. During the three months ended September 30, 1997, the Company recorded a gain of $266,000 on the sale of the 173,250 SOCO Shares described above. Other sources of revenue were not significant. General and administrative costs were $92,000 compared to $48,000 in the comparable 1996 period, increasing due to higher levels of corporate activity. Net income for the period was $128,000 compared to a loss of $45,000 in 1996. The increase was due primarily to the gain on sale of the SOCO Shares, less a provision for income taxes of $47,000.

During the quarter, the Company applied approximately $981,000 towards its interests in Mongolia and Thailand. Cash used in operations was $138,000 and cash balances at September 30, 1997 increased to $67,000 from $61,000 at June 30, 1997 and $6,000 at March 31, 1997.

                          PART II.  OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

As previously described, the Company acquired a 2.5% undivided working interest in two oil and gas concessions in the Gulf of Thailand on June 30, 1997, and in connection therewith, paid $210,000 in cash to Jimmy M. McCarroll, a director of the Company, and issued to him an aggregate of 550,000 shares of Common Stock, of which 300,000 shares were held in escrow to be released in increments of 100,000 shares to Mr. McCarroll upon the occurrence of certain conditions relating to the progress and results of operations of the Thailand concessions. As a result of the fulfillment of one of the escrow conditions, 100,000 of such shares were released from escrow on September 19, 1997.

Item 6.  Exhibits and Reports on Form 8-K

 (a) Exhibits 27. Financial Data Schedule (filed with this Report)

 (b) Reports on Form 8-K (None)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    TERRITORIAL RESOURCES, INC.




Dated:  November 7, 1997            By:  /s/  Daniel A. Mercier
                                         --------------------------------
                                         Daniel A. Mercier
                                         Chairman of the Board and
                                         Chief Executive Officer