Form 10QSB
period 1997-12-31
TERRITORIAL RESOURCES INC
filed 1998-02-09
CIK 319770

                    U.S. Securities and Exchange Commission

                            Washington, D.C. 20549

                                  FORM 10-QSB
(Mark One)

[X]        QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
           THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended December 31, 1997

[_]        TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF
           THE  EXCHANGE ACT

      For the transition period from ..............  to ................

                          Commission File No.  0-9617

                          TERRITORIAL RESOURCES, INC.
                    (Exact name of small business issuer as
                           specified in its charter)

      Colorado                                                  84-0821158
 (State or other jurisdiction                                  (IRS Employer
of incorporation or organization)                            Identification No.)


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


                     APPLICABLE ONLY TO CORPORATE ISSUERS

     The number of shares outstanding of the issuer's Common Stock, as of February 5, 1998, was 10,157,266.

     Transitional Small Business Disclosure Format (check one):  Yes [_]; No [X]

                        PART I.  FINANCIAL INFORMATION

Item 1 Financial Statements

                          TERRITORIAL RESOURCES, INC.
                                Balance Sheets
                                    Assets
                                   ($1,000)

                                                    Unaudited
                                                   December 31         March 31
                                                      1997               1997
                                                      ----               ----

CURRENT ASSETS:

Cash                                                 $   25             $    6
Accounts Receivable:
   Oil and gas                                            -                  7
   Other                                                  6                  2
Prepaids                                                  5                 32
                                                     ------             ------

      Total Current Assets                               36                 47
                                                     ------             ------

NOTE RECEIVABLE                                           9                  9
                                                     ------             ------

INVESTMENT IN SOCO TAMTSAG
   MONGOLIA,INC. ("SOTAMO")                           1,740              2,820
                                                     ------             ------

INVESTMENT IN SOCO INTERNATIONAL PLC  ("SOCO")        3,601                  -
                                                     ------             ------

PROPERTY AND EQUIPMENT, AT COST:

   Oil and Gas (full cost accounting)                 9,365              7,814

   Less:  Accumulated depreciation,
          depletion & amortization                   (7,797)            (7,797)
                                                     ------             ------

      Total Property and Equipment                    1,568                 17
                                                     ------             ------

TOTAL ASSETS                                         $6,954             $2,893
                                                     ======             ======

See notes to condensed financial statements.

                          TERRITORIAL RESOURCES, INC.
                                 Balance Sheets
                      Liabilities and Stockholders' Equity
                                    ($1,000)


                                                    Unaudited
                                                   December 31         March 31
                                                      1997               1997
                                                      ----               ----

CURRENT LIABILITIES:

   Accounts payable                                  $  261             $   92
   Bank loan                                             24                166
   Due to affiliated party                                -                224
                                                     ------             ------

      Total Current Liabilities                         285                482
                                                     ------             ------

DEFERRED INCOME TAXES                                 1,362                  -
                                                     ------             ------

STOCKHOLDERS' EQUITY:

   Common stock, no par value, $.001
      stated value; 200,000,000 shares
      authorized; 9,857,266 shares issued
      at December 31, 1997 and 9,604,951
      at March 31, 1997                                  28                 28
   Additional paid in capital                         6,378              6,125
   Unrealized gain on securities held for sale        1,055                  -
   Accumulated deficit, $5,121 deficit
      eliminated in quasi-reorganization
      effective March 31, 1986                       (2,137)            (3,725)
   Treasury stock, 1,819 shares, at cost                (17)               (17)
                                                     ------             ------

   Total Stockholders' Equity                         5,307              2,411
                                                     ------             ------

TOTAL LIABILITIES AND STOCKHOLDERS'
   EQUITY                                            $6,954             $2,893
                                                     ======             ======


See notes to condensed financial statements.

                          TERRITORIAL RESOURCES, INC.
                         Income Statements - Unaudited
                          December 31, 1997 and 1996
                                   ($1,000)


                                      Nine Months Ended     Three Months Ended
                                      -----------------     ------------------
                                         December 31          December 31
                                         -----------          -----------
                                        1997      1996       1997       1996
                                        ----      ----       ----       ----
REVENUES:

   Oil & gas and other                  $    3    $   18     $    -     $    1
   Gain on sale of SOTAMO shares         2,949         -          -          -
   Gain on sale of SOCO shares             464         -        198          -
                                        ------    ------     ------     ------

      Total Revenues                     3,416        18        198          1
                                        ------    ------     ------     ------

COSTS AND EXPENSES:

   Production costs                          -         1          -          -
   Depreciation, depletion,
            and amortization                -         3          -         (7)
   General and administrative              460       113        260         55
   Interest                                  6         -          1          -
                                        ------    ------     ------     ------

      Total Costs and Expenses             466       117        261         48
                                        ------    ------     ------     ------

NET INCOME (LOSS) BEFORE                 2,950       (99)       (63)       (47)
   INCOME TAXES

   Income Tax Provision                  1,362         -         (6)         -
                                        ------    ------     ------     ------

NET INCOME (LOSS)                       $1,588    $  (99)    $  (57)    $  (47)
                                        ======    ======     ======     ======

NET INCOME (LOSS) PER SHARE             $ .162    $(.011)    $(.006)    $(.005)
                                        ======    ======     ======     ======

Average Common Shares
Outstanding (000's)                      9,811     9,079      9,957      9,395
                                        ======    ======     ======     ======


See notes to condensed financial statements.

                          TERRITORIAL RESOURCES, INC.
                     Statements of Cash Flows - Unaudited
                          December 31, 1997 and 1996
                                   ($1,000)

                                                          Nine Months Ended    Three Months Ended
                                                          -----------------    ------------------
                                                             December 31          December 31
                                                             -----------          -----------
                                                          1997        1996      1997      1996
                                                          ----        ----      ----      ----
CASH FLOWS FROM OPERATING
ACTIVITIES:
   Net Income (loss)                                     $ 1,588     $ (99)    $ (57)    $ (47)
   Adjustments to reconcile net income to                                          -         -
      cash provided (used) by operations:
         Depreciation, depletion and
            amortization                                       -         3         -        (7)
         Gain on sale of SOTAMO shares                    (2,949)        -         -         -
         Gain of sale of SOCO shares                        (464)        -      (198)        -
         Deferred income taxes                             1,362         -        (6)        -
         Changes in operating assets
             and liabilities:                                                                -
               Accounts receivable                             3       (70)        5       (73)
               Prepaid expenses                               27        (7)       76         2
               Accounts payable                              169       185       204       (24)
               Accrued liabilities                             -       (49)        -        (1)
                                                         -------     -----     -----     -----

   Cash provided by (used in) operations                    (264)      (37)       24      (150)
                                                         -------     -----     -----     -----

CASH FLOW FROM INVESTMENT
   ACTIVITIES.
   Additional investment in SOTAMO                          (604)     (956)     (275)     (257)
   Additions to property and equipment                    (1,298)        -      (308)        -
   Proceeds from sale of SOTAMO shares                       926         -         -         -
   Proceeds from sale of SOCO shares                       1,625         -       623         -
   Proceeds from sale of oil and gas
      property                                                 -       135         -       135
                                                         -------     -----     -----     -----
   Cash provided (used in) from
      investment activities                                  649      (821)       40      (122)
                                                         -------     -----     -----     -----

CASH FLOW FROM FINANCING
   ACITIVITIES:
   Issue of preferred stock                                    -       164         -       164
   Issue of common stock                                       -       541      (106)       43
   Debt incurred (repaid)                                   (142)        -         -         -
   Advances from stockholders and affiliates                (224)      135         -        80
   Note receivable                                             -         1         -         1
                                                         -------     -----     -----     -----

   Cash provided by (used in)
      financing activities                                  (366)      841      (106)      288
                                                         -------     -----     -----     -----

CHANGE IN CASH BALANCE                                        19       (17)      (42)       16

CASH BALANCE - BEGINNING                                       6        39        67         6
                                                         -------     -----     -----     -----

CASH BALANCE - ENDING                                    $    25     $  22     $  25     $  22
                                                         =======     =====     =====     =====

See notes to condensed financial statements.

                          TERRITORIAL RESOURCES, INC.
                    Notes to Condensed Financial Statements
                         December 31, 1997 (Unaudited)

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

2. The results for the interim period are not necessarily indicative of results to be expected of the Company for the fiscal year ending March 31, 1998, due to seasonal or other factors. The Company believes that the interim period reports filed on Form 10-QSB are representative of its financial position, changes in financial position and results of operations for the periods covered thereby.

3. The number of shares of Common Stock reflected as issued on the unaudited Balance Sheet as of December 31, 1997 does not include 200,000 shares of Common Stock held in escrow. See "PART II. OTHER INFORMATION, Item 2. Changes in Securities and Use of Proceeds," below.

4. As previously disclosed in a Form 8-K dated January 28, 1998, Territorial entered into a Reorganization Agreement and Plan of Merger with SOCO and SOCO Resources (Colorado), Inc., a Colorado corporation and wholly-owned subsidiary of SOCO ("Newco"), pursuant to which and subject to the conditions set forth therein, Territorial has agreed to merge with Newco. See "Part II, OTHER INFORMATION, Item 5. Other Information" below.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Sale of 72 SOTAMO Shares. As previously disclosed, during the nine months ended December 31, 1997, Territorial completed the sale to SOCO International plc ("SOCO") of 72 shares of SOCO Tamtsag Mongolia, Inc. ("SOTAMO") in exchange for $926,000 in cash and 873,250 shares of SOCO.

On July 22, 1997, Territorial sold 73,250 shares of SOCO for cash proceeds of $418,000. On September 9, 1997, Territorial sold a further 100,000 shares of SOCO and received cash proceeds of $583,000. On October 29, 1997, the Company sold a further 100,000 SOCO shares for cash proceeds of $624,000. As a result of these sales the Company held approximately 600,000 ordinary shares of SOCO at December 31, 1997. The Company applied the proceeds of the sales of the SOCO shares to its continuing working capital needs, primarily in Mongolia and offshore Thailand.

Mongolian Operations. As previously disclosed, Territorial through its interest in SOTAMO participated in drilling 4 wells during the nine months ended December 31, 1997, in the Tamtsag Basin of northeastern Mongolia. Three of the wells were located in Block XIX and one of the wells was located in Block XXI in the Tamtsag Basin. The Company expects production to commence from the SOTAMO 19-3 well during February 1998.

The SOTAMO 19-4 well, located approximately half a kilometer north of the 19-3 well, recovered a small amount of crude oil on a drill stem test of the Upper Tsagantsaav sands. The well has been cased and is currently suspended pending further testing which is expected to commence in April or May, 1998. The last well in the 1997 program, SOTAMO 19-5, located approximately 5 kilometers north northeast of the 19-3 well, was abandoned.

Territorial, directly or through its subsidiaries, owns an aggregate of approximately five percent of the outstanding shares of common stock of SOTAMO, in addition to its other interests in the Tamtsag Basin.

During the nine months ended December 31, 1997, Territorial's application for an additional contract area in Mongolia was approved by the Petroleum Authority of Mongolia. The contract area, known as Area XI, Galba, comprises approximately 3,000,000 acres and is located in the South Gobi region of Mongolia.

Other. During the three months ended December 31, 1997, the Company recorded a gain of $198,000 on the sale of the 100,00 shares of SOCO described above.
Other sources of revenue were not significant. General and administrative costs were $260,000 compared to $55,000 in the comparable 1996 period, increasing due to higher levels of corporate activity. Net loss for the period was $57,000 compared to a loss of $47,000 in 1996.

During the quarter, the Company applied approximately $583,000 towards its interests in Mongolia and Thailand. Cash from operations was $24,000 and cash balances at December 31, 1997 decreased to $25,000 from $67,000 at September 30, 1997 and $6,000 at March 31, 1997.

                          PART II.  OTHER INFORMATION

Item 5.   Other Information

As previously disclosed in a Form 8-K dated January 28, 1998, Territorial entered into a Reorganization Agreement and Plan of Merger with SOCO and SOCO Resources (Colorado), Inc., a Colorado corporation and wholly-owned subsidiary of SOCO ("Newco"), pursuant to which and subject to the conditions set forth therein, Territorial has agreed to merge with Newco (the "Merger").

Pursuant to that Agreement, Territorial will call a meeting of its shareholders to approve a reverse split of its Common Stock on the basis of one new share for every 36,000 shares outstanding. No new fractional shares will be issued as a result of the reverse split, and instead, each shareholder who would otherwise be entitled to receive a fractional new share would receive cash equal to $1.40 multiplied by the number of pre-split shares of Common Stock held by the shareholder which would otherwise be converted into a fractional new share of Common Stock. Following the approval and effectuation of the reverse split, expected to occur in March, 1998, Territorial will have less than 30 remaining shareholders and will terminate its reporting obligations under the Securities Exchange Act of 1934. A meeting of the remaining shareholders is anticipated to be held in June 1998 to approve the Merger, pursuant to which each share of Common Stock held by the remaining shareholders prior to the reverse split (excluding any shares for which a cash payment was received in the reverse split) will be valued at $1.40 and exchanged for the equivalent value of SOCO shares based on the average trading price of SOCO shares on the London Stock Exchange for the ten trading days prior to the closing of the Merger.

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

               27   Financial Data Schedule (filed with this Report).

               99.1 News release dated January 29, 1998, announcing agreement with SOCO International plc for the merger of the Company with a wholly-owned subsidiary of SOCO International plc (filed as Exhibit 99.1 to the Company's Current Report on Form 8-K dated January 28, 1998).

               99.2 Reorganization Agreement and Plan of Merger dated as of
                    January 28, 1998, among the Company, SOCO International plc and SOCO Resources (Colorado), Inc. (filed as Exhibit 99.2 to the Company's Current Report on Form 8-K dated January 28, 1998).

          (b)  Reports on Form 8-K

               The Company filed a Report on Form 8-K dated January 28, 1998, reporting under Item 5 thereof that the Company executed a Reorganization Agreement and Plan of Merger and certain related matters.

                                  SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  TERRITORIAL RESOURCES, INC.



Dated:  February 8, 1998          By: /s/ DANIEL A. MERCIER
                                      ---------------------
                                      Daniel A. Mercier
                                      Chairman of the Board and
                                      Chief Executive Officer