Form 10KSB40/A
period 1997-03-31
TERRITORIAL RESOURCES INC
filed 1998-04-07
CIK 319770

                    U.S. Securities and Exchange Commission
                            Washington, D.C.  20549

                                  FORM 10-KSB/A

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

     The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-KSB for the fiscal year ended March 31, 1997:

     ITEM 2. DESCRIPTION OF PROPERTY

     ITEM 7. FINANCIAL STATEMENTS

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

RESERVES

MONGOLIA

     Territorial's interests in SOTAMO have been evaluated by GEO Engineering Inc., the results of which are summarized in GEO Engineering, Inc.'s report (the "GEO Report") dated May 28, 1997, effective December 31, 1996. The GEO Report indicates that no proved crude oil reserves are attributable to Territorial's interests in SOTAMO.

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



ITEM 3. LEGAL PROCEEDINGS

     In September 1996, a summary judgment was entered in favor of TRI Mongolia, Inc., a subsidiary of Territorial ("TRM"), and certain other parties in a previously reported action styled, Leo T. Metcalf III vs. Amgol Inc., SOCO International, Inc., Exploration Associates International, Inc., et al., Cause No. 94-29503, in the 113th Judicial District Court of Harris County, Texas (the "Metcalf Lawsuit"). The plaintiff has appealed the summary judgment. Territorial anticipates that arguments will be heard regarding the appeal during the 1997 calendar year.

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

          ___________
          *    Previously Filed.

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

             ___________
             *  Previously Filed.


  (b)  REPORTS ON FORM 8-K.

       The Company filed no reports on Form 8-K during the fourth quarter of the fiscal year ended March 30, 1997.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this amendment to be signed on behalf by the undersigned, thereunto duly authorized.

                                  TERRITORIAL RESOURCES, INC.


April 6, 1998                     By:  /s/ Douglas N. Baker
                                     -------------------------
                                  Douglas N. Baker
                                  Vice President, Finance and Treasurer

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

                          TERRITORIAL RESOURCES, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS

             (in thousands of US dollars, except per share amounts)


                                              YEARS ENDED MARCH 31
                                            ------------------------
                                               1997          1996
                                            ----------   -----------

REVENUES:
 Oil and gas sales                           $      21     $      39
 Interest and other income                           1             2
                                             ---------     ---------
                                                    22            41
                                             ---------     ---------
COSTS AND EXPENSES:
 Oil and gas production                              1             7
 Depreciation, depletion and amortization            5            26
 Foreign exchange loss                               3            --
 General and administrative                        206            64
 Interest                                            5            --
                                             ---------     ---------
                                                   220            97
                                             ---------     ---------
Net Income (Loss)                            $    (198)    $     (56)
                                             =========     =========

Net Income (Loss) Per Share                  $   (.021)    $   (.009)
                                             =========     =========

WEIGHTED AVERAGE  SHARES OUTSTANDING
 (thousands)                                     9,255         6,863
                                             =========     =========




          See accompanying notes to consolidated financial statements

                           TERRITORIAL RESOURCES INC.
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

               (in thousands of US dollars, except share amounts)

                               COMMON STOCK           STOCK SUBSCRIPTIONS     ADDITIONAL               TREASURY
                              -------------------     -------------------      PAID-IN    ACCUMULATED   STOCK
                              SHARES       AMOUNT      SHARES     AMOUNT       CAPITAL      DEFICIT     AMOUNT
                              ------       ------      ------     ------       -------      -------     ------
Balance at
   March 31, 1995            3,930,371       12      2,928,333      9           3,853        (3,471)      (17)
                            ==========       ==     ==========     ==           =====        ======       ===
Stock issued for
   stock subscriptions       2,928,333        9     (2,928,333)    (9)              -             -         -
Debt Shares issued
   to acquire TRI
   Mongolia                  1,816,667        5              -      -           1,545             -         -
Shares issued
   as compensation to
   officer, director and
   other third parties          14,333        -              -      -               3             -         -
Shares cancelled
   as proceeds for
   Account Receivable           (1,000)       -              -      -               -             -         -
Net loss                             -        -              -      -               -           (56)        -
                            ----------       --     ----------     --           -----        ------       ---
Balance at
   March 31, 1996            8,688,704       26              -      -           5,399        (3,527)      (17)
                            ==========       ==     ==========     ==           =====        ======       ===
Shares issued for
   cash and shares
   of SOTAMO                   639,583        2              -      -             513             -         -
Shares issued
   for cash                     47,500        -              -      -              43             -         -
Shares issued for
   termination of
   warrants                     33,333        -              -      -               -             -         -
Shares issued for
   exercise of
   warrants                      8,333        -              -      -               2             -         -
Adjustment                          (3)       -              -      -               -             -         -
Net loss                             -        -              -      -                          (198)        -
                            ----------       --     ----------     --           -----        ------       ---
Balance at
   March 31, 1997            9,417,450       28              -      -                        (3,725)      (17)
                            ==========       ==     ==========     ==           =====        ======       ===
Preferred shares
   issued for cash             112,500                                            168
                            ----------                                          -----
Balance at
   March 31, 1997              112,500                                          6,125
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

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     INVESTMENT IN SOCO TAMTSAG MONGOLIA, INC. ("SOTAMO")

     The Corporation accounts for its investment in SOTAMO under the cost method of accounting as its investment represents a minority, non-controlling interest of approximately 13 percent (119 shares) of the outstanding common stock of SOTAMO. All costs related to this investment are capitalized. Capitalized costs which are based on cash calls from SOTAMO have been reduced by $20,000 for the proceeds of and option payment received from AEL (see Note 7). Pursuant to the terms of the SOTAMO stockholders' agreement, stockholders are required to pay cash calls for their proportionate share of SOTAMO expenditures. The Corporation's investment in SOTAMO is periodically reviewed for impairment in value. The fair value of the SOTAMO investment at March 31, 1997 is $7.5 million.



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
                                                   ============  ============


     OIL AND GAS OPERATIONS

     The Corporation accounts for its oil and gas exploration and development activities under the full cost method of accounting. Under this method, all productive and nonproductive exploration and development costs incurred in finding oil and gas reserves are accumulated and capitalized in cost centers. The Corporation has two cost centers (the continental United States and Canada prior to 1997) for its oil and gas activities. In 1997 the Corporation disposed of its Canadian properties and initiated direct activities in Mongolia. No gain or loss is recognized on the sale or disposition of a property, except in extraordinary circumstances. Net oil and gas properties were $17,000, at March 31, 1997, consisting of office equipment and exploration expenditures in Mongolia.

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


7.   STOCKHOLDERS' EQUITY

     AUTHORIZED

     1,437,500 preferred shares, non-voting, non-cumulative, convertible, $0.10 per value

     200,000,000 common shares, no par value, $.001 stated value

     All share issuances, repurchases and balances have been adjusted for the one-for-three share consolidation which occurred on April 30, 1997 (see
     Note 11).

     ISSUED

     9,417,450  common shares
        (1,819) treasury stock
     ----------
     9,415,631
     ==========
        112,500  preferred stock
     ==========



     On March 29, 1996, the Corporation acquired an additional 12% interest in SOTAMO in exchange for the issuance of 1,816,667 shares of the Corporation's Common Stock. A value of $1,550,198 was placed on the additional investment in SOTAMO, which was based on the net book value per share of the Corporation's original investment in SOTAMO, plus the related Mandatory Loan Obligations made through March 31, 1996, multiplied by the additional shares acquired. As part of the acquisition, 325,000 of the Warrants were cancelled. At March 31, 1996, warrants to acquire 341,667 shares of common stock remained outstanding.

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

     During fiscal 1996, the Corporation compensated its corporate secretary, a director and two professionals for services rendered to the Corporation by the issuance of 14,333 shares of its common stock. A cost of $2,687 was recorded for the services, based on the estimated fair value of the shares. During fiscal 1996, the Corporation collected an account receivable due from a shareholder for $2,000 in exchange for the cancellation of 1,000 shares, which were valued at $187.

     On July 19, 1996 the Corporation issued to Asia Energy Ltd. (an affiliate) 639,583 shares of common stock in exchange for $267,000 in cash, five shares of SOTAMO, the elimination of a payable to Asia Energy Ltd. of $25,000 and the cancellation of an option agreement to purchase shares of SOTAMO from the Corporation.

     On June 20, 1996 33,333 shares of the common stock of the Corporation were issued in exchange for the termination of 333,333 of the warrants.

     On November 18, 1996, the Corporation issued 8,333 shares upon the exercise of 8,333 Warrants. Following this transaction no warrants remain outstanding.

     In October, 1996 the Corporation issued 47,500 shares of common stock and 112,500 shares of preferred stock for an aggregate consideration of $211,000 cash. The preferred shares were converted on April 1, 1997 into 187,500 shares of common stock.

8.   STOCK OPTIONS

     On June 20, 1996, the Board of Directors approved the granting of options to acquire common shares to the following executives and employees:


                  William C. Penttila       90,000
                  Dennis M. Buck            90,000
                  Daniel A. Mercier         90,000
                  Douglas N. Baker          33,333
                  Lois S. Milard            10,000
                  D. Allinson               10,000
                  Stephen L. Gray           10,000
                                       -----------
                                           333,333
                                       ===========


     The options vest as to one-third immediately, one-third on the first anniversary date and one-third on the second anniversary date in all cases except Mr. Gray which vest immediately. The options are exercisable at $0.90 per share.

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


     Although it is impossible at this time to predict the outcome of the appeal (which is likely to be heard in 1997), the Corporation believes TRM is not liable, in whole or in part, for the claims made in the Metcalf Lawsuit. The Corporation intends to vigorously pursue the defense of the Metcalf Lawsuit.

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

     The Corporation entered into an Agency Agreement dated March 12, 1997 with McDermid St. Lawrence Securities Ltd. to sell, on a best efforts basis, 1,500,000 units consisting of 1,500,000 shares of the Corporation at a price of $1.00 Cdn. per share and 1,500,000 common share purchase warrants entitling the holder to purchase for each three warrants an additional common share of the Corporation at a price of $1.50 Cdn. per share for a period of 12 months following the anticipated closing. The Agents will be paid a commission of $0.08 per common share and will receive an option to purchase up to 150,000 units of the offering of common shares and common share purchase warrants for up to one year from the issue date at the issue price.

     On May 29, 1997 the Corporation exchanged 72 shares of SOTAMO (representing 60% of its holdings) for common shares of SOCO International plc ("SOCO plc"). SOCO plc is a company incorporated in England and listed on the London Stock Exchange. Coincident with the exchange, the Corporation sold 20% of the SOCO plc shares for proceeds of $926,000. Territorial now holds 873,250 common shares of SOCO plc which had a fair market value of $3.7 million based on the closing share price on May 29, 1997 for SOCO plc shares. The 873,250 SOCO plc shares represent 1.8% of the outstanding SOCO plc shares and the Corporation will account for the investment on the cost basis. The exchange was accounted for as a disposition whereby the weighted average cost of the SOTAMO shares was deducted from the total proceeds of $4.6 million resulting in a gain on sale of $2,949,000.

     On June 30, 1997, the Corporation acquired a 2.5% interest in two offshore Thailand exploration blocks, containing approximately 2.5 million acres, from a director of the Corporation for $391,000, consisting of $210,000 cash and the issuance of 550,000 common shares of the Corporation, of which 300,000 shares held in escrow to be released in increments of 100,000 shares upon the occurrence of certain conditions pertaining to the progress and results of operations of the Thailand concessions. No value was ascribed to the escrow shares. These shares will be recorded at their fair market value if and when issued.

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

             10.8 Farmout Agreement, dated as of July 10, 1997, by and among Territorial Resources (Delaware), Inc., SOCO Exploration (Thailand) Company Limited and SOCO Thaitex, Inc.*

             ___________

             *    Previously filed.

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

             *    Previously filed.